Form 10-Q
period 1996-07-28
NEWBRIDGE NETWORKS CORP
filed 1996-09-11
CIK 827301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  For the quarterly period ended July 28, 1996


                         Commission file number 1-13316



                        NEWBRIDGE NETWORKS CORPORATION
             (Exact name of registrant as specified in its charter)



                 Canada                                    98-0077506
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


600 March Road, Kanata, Ontario, Canada                    K2K 2E6
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (613) 591-3600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No
                                         ---      ---

The number of Common Shares of the registrant outstanding as at September 5, 1996 was 85,025,714.

                       (Exhibit index located on page 17)

                                (Page 1 of 23)

                         NEWBRIDGE NETWORKS CORPORATION


                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

PART I.    FINANCIAL INFORMATION

   Item 1.   Financial Statements

                Consolidated Statements of Earnings and Retained
                  Earnings--Fiscal quarters ended July 28, 1996
                  and July 30, 1995.......................................3

                Consolidated Balance Sheets--
                  July 28, 1996 and April 30, 1996........................4

                Consolidated Statements of Cash Flows--
                  Fiscal quarters ended July 28, 1996 and July 30, 1995...5

                Notes to the Consolidated Financial Statements..........6-9

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..................10-14



PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings...........................................15

   Item 5.   Other Information...........................................15

   Item 6.   Exhibits and Reports on Form 8-K............................15


SIGNATURES...............................................................16


                                (Page 2 of 23)

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        NEWBRIDGE NETWORKS CORPORATION

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

        (Canadian dollars, amounts in thousands except per share data)
                                  (Unaudited)

                                                                            Fiscal quarter ended
                                                                        -----------------------------
                                                                         July 28,            July 30,
                                                                           1996                1995
                                                                        ----------         ----------
Sales                                                                    $286,037           $195,510

Cost of sales                                                             100,743             65,964
                                                                        ----------         ----------
Gross margin                                                              185,294            129,546

Expenses
 Selling, general and administrative                                       66,258             54,049
 Research and development                                                  30,235             22,822
                                                                        ----------         ----------
Income from operations                                                     88,801             52,675

Interest income                                                             5,472              5,772
Interest expense on long term debt                                            (72)              (152)
Other expenses                                                             (2,145)            (3,848)
                                                                        ----------         ----------
Earnings before income taxes and non-controlling interest                  92,056             54,447

Provision for income taxes                                                 29,697             18,334

Non-controlling interest                                                    1,558               (999)
                                                                        ----------         ----------
Net earnings                                                               60,801             37,112

Retained earnings, beginning of the period                                611,231            408,367
                                                                        ----------         ----------
Retained earnings, end of the period                                     $672,032           $445,479
                                                                        ==========         ==========

Earnings per share (Note 4)
 Net earnings
     Basic                                                                  $0.72              $0.45
     Fully diluted                                                          $0.70              $0.44

 Weighted average number of shares
     Basic                                                                 84,614             82,557
     Fully diluted                                                         90,855             89,412



       See accompanying Notes to the Consolidated Financial Statements.

                              (Page 3 of 23)

                        NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)


                                    ASSETS

                                                                          July 28,            April 30,
                                                                           1996                 1996
                                                                       ------------        -------------
                                                                        (unaudited)
Current assets
   Cash and cash equivalents (Note 2)                                   $  485,632           $  455,749
   Accounts receivable, net of provision for returns and
      doubtful accounts of $7,303 (April 30, 1996 - $6,651)                269,073              244,784
   Inventories (Note 3)                                                    102,718              103,555
   Prepaid expenses and other current assets                                27,280               21,107
                                                                       ------------        -------------
                                                                           884,703              825,195

Property, plant and equipment                                              199,991              193,796
Goodwill                                                                    28,011               26,672
Software development costs                                                  19,114               18,285
Other assets                                                                34,207               29,469
                                                                       ------------        -------------
                                                                        $1,166,026           $1,093,417
                                                                       ============        =============

                     LIABILITIES AND SHAREHOLDERS'  EQUITY


Current liabilities
   Accounts payable                                                     $   53,335           $   64,289
   Accrued liabilities                                                      40,023               46,033
   Income taxes                                                             53,650               54,484
   Current portion of long term obligations                                  1,255                2,302
                                                                       ------------        -------------
                                                                           148,263              167,108

Long term obligations                                                          702                  860
Deferred income taxes                                                       13,919                9,902
Non-controlling interest                                                    14,430               12,861
                                                                       ------------        -------------
                                                                           177,314              190,731
                                                                       ------------        -------------
Common shares - 84,877,157 outstanding
    (April 30, 1996 - 84,338,140 outstanding)                              311,899              290,170
Accumulated foreign currency translation adjustment                          4,781                1,285
Retained earnings                                                          672,032              611,231
                                                                       ------------        -------------
                                                                           988,712              902,686
                                                                       ------------        -------------
                                                                        $1,166,026           $1,093,417
                                                                       ============        =============

       See accompanying Notes to the Consolidated Financial Statements.

                                (Page 4 of 23)

                        NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Canadian dollars in thousands)
                                  (Unaudited)

                                                                        Fiscal quarter ended
                                                                     ---------------------------
                                                                     July 28,           July 30,
                                                                       1996               1995
                                                                     --------           --------
Operating activities
  Net earnings                                                       $ 60,801           $ 37,112

  Items not affecting cash:
    Depreciation and amortization                                      17,684             13,284
    Deferred income taxes                                               4,111                (87)
    Non-controlling interest                                            1,558               (995)
    Other                                                               1,554                528
  Cash effect of changes in:
    Accounts receivable                                               (21,005)            20,809
    Inventories                                                         1,798            (18,284)
    Prepaid expenses and other current assets                          (6,006)            (3,370)
    Accounts payable and accrued liabilities                          (17,780)            (4,489)
    Income taxes                                                        1,629             (3,325)
                                                                     --------           --------
                                                                       44,344             41,183
                                                                     --------           --------

Investing activities
  Additions to property, plant and equipment                          (20,049)           (16,180)
  Acquisition of subsidiaries, excluding cash acquired                   (866)            (1,622)
  Capitalized software development costs                               (2,940)            (2,629)
  Additions to other assets                                            (7,228)            (4,481)
                                                                     --------           --------
                                                                      (31,083)           (24,912)
                                                                     --------           --------
Financing activities
  Issue of common shares                                               17,598              7,288
  Repayment of long term obligations                                   (1,259)            (1,126)
                                                                     --------           --------
                                                                       16,339              6,162
                                                                     --------           --------

Increase in cash and cash equivalents                                  29,600             22,433
Effect of foreign currency translation on cash                            283                918
                                                                     --------           --------
                                                                       29,883             23,351

Cash and cash equivalents, beginning of the period                    455,749            348,157
                                                                     --------           --------

Cash and cash equivalents, end of the period (Note 2)                $485,632           $371,508
                                                                     ========           ========

       See accompanying Notes to the Consolidated Financial Statements.

                                (Page 5 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Newbridge Networks Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. These accounting principles are also generally accepted in the United States in all material respects except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, and the method of calculation of earnings per share, as disclosed in Note 4.

In the opinion of Management, the unaudited interim consolidated financial statements reflect all normal and recurring adjustments considered necessary for fair presentation.

The results of operations for the first fiscal quarter ended July 28, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1997.


2.  Cash and Cash Equivalents

Components of cash and cash equivalents are:

                                                 July 28,  April 30,
                                                   1996      1996
                                                 --------  ---------

     Cash                                        $326,304   $285,054
     Held to maturity marketable securities
       (at amortized cost, which
       approximates fair market value)            146,243    152,280
     Available for sale marketable securities
       (at fair market value)                      13,085     18,415
                                                 --------   --------

                                                 $485,632   $455,749
                                                 ========   ========

Held to maturity marketable securities are investments with original maturities of three months or more. Available for sale marketable securities are common shares of publicly traded companies principally acquired upon the Company's disposition of its minority interest in a privately held company. Under accounting principles generally accepted in the United States ("U.S. GAAP"), marketable securities would be disclosed as a separate caption on the Consolidated Balance Sheets.

                                 (Page 6 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


If the Consolidated Statements of Cash Flows were prepared under U.S. GAAP, maturities, purchases and sales of marketable securities would be disclosed as an investing activity. Disclosure in the Consolidated Statements of Cash Flows prepared under U.S. GAAP would be as follows.

                                          Fiscal quarter ended
                                          ---------------------

                                          July 28,     July 30,
                                            1996         1995
                                          --------     --------

     Investing activities in short
      term marketable securities:

         Held to maturity securities
           Maturities                     $ 123,883    $ 40,199
           Purchases                       (117,846)    (78,942)
           Sales                              --          --
                                          ---------    --------
                                              6,037     (38,743)
         Available for sale securities
           Sales                              5,330       --
                                          ---------    --------
                                             11,367     (38,743)

     Investing activities, as reported      (31,083)    (24,912)
                                          ---------    --------

     Investing activities, U.S. GAAP      $ (19,716)   $(63,655)
                                          =========    ========

     Increase in cash and cash
       equivalents, as reported           $  29,883    $ 23,351

     Investing activities in short
       term marketable securities            11,367     (38,743)
                                          ---------    --------

     Increase (decrease) in cash and
      cash equivalents, U.S. GAAP         $  41,250    $(15,392)
                                          =========    ========


3.  Inventories

                                          July 28,     April 30,
                                            1996         1996
                                          --------     ---------

      Finished goods                      $  65,502    $ 60,824
      Work in process                        12,408      12,711
      Raw materials                          24,808      30,020
                                          ---------    --------

                                          $ 102,718    $103,555
                                          =========    ========

                                 (Page 7 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


4.  Earnings per Share

Under accounting principles generally accepted in Canada, basic earnings per share is calculated as net earnings for the period divided by the daily weighted average number of Common Shares outstanding during the period. Fully diluted earnings per share is calculated as net earnings plus after tax imputed earnings on the cash which would have been received on the exercise of options, divided by the daily weighted average number of Common Shares and common share equivalents outstanding during the period.

Under U.S. GAAP earnings per share is calculated using the treasury stock method. The calculation of earnings per share under U.S. GAAP is as follows.


                                       Fiscal quarter ended
                                       --------------------

                                       July 28,     July 30,
                                         1996         1995
                                       --------     --------

  Net Earnings

     Primary                              $0.70        $0.44
                                       ========     ========

     Fully diluted                        $0.70        $0.44
                                       ========     ========

  Weighted average number of shares

     Primary                             87,465       84,424
                                       ========     ========

     Fully diluted                       87,465       84,424
                                       ========     ========


5.  Litigation

During the fiscal year ended April 30, 1995, the Company was served with one of several complaints filed in United States District Court in Washington, D.C. by certain persons purporting to be purchasers of Common Shares of the Company. On or about May 8, 1995 these complaints were combined into a single consolidated and amended complaint (the "First Amended Complaint") which named the Company and certain of its executive officers as defendants. The First Amended Complaint purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law, for which damages were sought in unspecified amounts. On June 3, 1996, the Court issued an order granting in part and denying in part the defendants' motion to dismiss. Among other things, the Court dismissed with prejudice the claim alleging violation of common law. The Court also dismissed the majority of plaintiffs' allegations of violation of United States securities law, but granted plaintiffs leave to replead these allegations in a Second Amended Complaint, which plaintiffs filed on July 3, 1996. The Court further conditionally certified the action as a class action without prejudice to the Company's right to renew its objection to class action certification upon completion of discovery. The defendants have moved to dismiss

                                 (Page 8 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)



the Second Amended Complaint. The Company intends to continue to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to the action. Because the outcome of the action is not certain at this time, no provision for any liability that may result upon adjudication has been made in these financial statements.


6.  Subsequent Event

In August 1996, the Company acquired a 100% equity interest in Ouest Standard Telematique S.A., (OST), a manufacturer of local area network equipment based in France, by the purchase of shares in the amount of US$25,000,000. The purchase price excludes additional contingent payments which may be made over the next three years depending on the financial performance of OST, up to a maximum of US$10,000,000. The acquisition will be accounted for by the purchase method of accounting.

                                 (Page 9 of 23)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales of $286,037,000 in the first fiscal quarter of 1997 ended July 28, 1996 represented a 46% increase over the sales in the first quarter of fiscal 1996 ended July 30, 1995. The increase in sales and a decrease in operating expenses expressed as a percentage of sales resulted in net earnings of $60,801,000 for the first quarter of fiscal 1997, an increase of 64% over net earnings for the first quarter of fiscal 1996.


Sales
                                       Fiscal Quarter Ended
                                 -----------------------------------
                                  July 28,     July 30,     %
                                   1996         1995     Increase
                                  --------     --------  --------
                                  (Canadian dollars in thousands)

       Sales                      $286,037     $195,510    46%
                                   =======      =======

Product line enhancements and new products introduced in fiscal 1995 and fiscal 1996 resulted in increased sales in the first quarter of fiscal 1997 relative to the first quarter of fiscal 1996 in the public networking and private corporate networking markets worldwide. This increase principally reflected growth in sales in the Asia Pacific region and Europe, as well as higher sales of advanced circuit switched networking multiplexers and products based on ATM (asynchronous transfer mode) technology. The Company's sales in the first quarter of fiscal 1997 to telephone companies and other carriers for central office applications for tariffed services, for use within their internal networks and for resale to end users increased relative to the overall increase in sales compared to the first quarter of fiscal 1996. Sales to carriers represented 68% of total sales in the first quarter of fiscal 1997, compared to 63% of total sales in the first quarter of fiscal 1996. Deliveries to original equipment manufacturers for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales in the first quarter of fiscal 1997 and the first quarter of fiscal 1996.

The Company expects the proportion of sales derived from products based on packet technologies to increase relative to sales derived from circuit switched networking multiplexers in fiscal 1997 when compared to fiscal 1996. The Company is also subject to a greater degree of variation in quarterly sales of circuit switched networking multiplexers as an increasing proportion of sales of these products is expected to be derived from less mature, high growth markets outside of North America.

A significant portion of the Company's sales are derived from products shipped against orders received in each fiscal quarter and from products shipped against firm purchase orders released in that fiscal quarter. Unforeseen delays in product deliveries or closing large sales, introductions of new products by the Company or its competitors, seasonal patterns of customer capital expenditures or other conditions affecting the networking industry in particular or the economy generally during any fiscal quarter could cause quarterly revenue and, to a greater degree, net earnings, to vary greatly.

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. During the first quarter of fiscal 1997, the increase in the value of the Canadian dollar against the Pound Sterling, offset partially by a decrease in the value of


                                (Page 10 of 23)
the Canadian dollar against the U.S. dollar, relative to exchange rates in the first quarter of fiscal 1996, resulted in no material variance in reported sales, gross margin or income from operations.


Cost of Sales and Gross Margin

                                        Fiscal Quarter Ended
                                   ------------------------------
                                    July 28,             July 30,
                                     1996                 1995
                                   ---------             --------

                                   (Canadian dollars in thousands)

       Gross margin                 $185,294             $129,546
                                     =======              =======

       As a percent of sales           65%                  66%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The decline in gross margin as a percentage of sales in the first quarter of fiscal 1997 relative to the first quarter of fiscal 1996 was principally due to reduced selling prices under certain large contracts for circuit switched products, offset partially by increases in gross margins on newer products based on ATM technologies. If selling prices decline or the proportion of revenues derived from service and lower margin products increases, the gross margin expressed as a percentage of sales could decline further.


Selling, General and Administrative Expenses

                                           Fiscal Quarter Ended
                                     --------------------------------
                                      July 28,     July 30,     %
                                       1996         1995     Increase
                                     ---------    ---------  --------

                                      (Canadian dollars in thousands)

       Selling, general and
        administrative expenses      $66,258       $54,049     23%
                                      ======        ======

       Net expenses as a percent
        of sales                       23%           28%

Selling, general and administrative expenses increased in the first quarter of fiscal 1997 relative to the first quarter of fiscal 1996 primarily as a result of increases in sales and service personnel as the Company invested in programs to strengthen its sales and support infrastructure throughout the world and to market new products. The growth in sales and service personnel from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 was less than the rate of growth in sales over the same period, and as a result, selling, general and administrative expenses decreased as a percentage of sales.


                                (Page 11 of 23)

Research and Development

                                                         Fiscal Quarter Ended
                                                   --------------------------------
                                                    July 28,     July 30,     %
                                                     1996         1995     Increase
                                                   ---------    ---------  --------
                                                    (Canadian dollars in thousands)
     Gross research and development
      expenditures                                   $39,451      $29,935    32%

     Investment tax credits                            5,800        4,805    21%

     Customer, government and other funding            2,587        1,360    90%

     Net deferral of software development costs          829          948   (13%)
                                                      ------       ------
     Net research and development expenses           $30,235      $22,822    32%
                                                      ======       ======

     Gross expenditures as a percent of sales            14%          15%

     Recoveries as a percent of gross
      expenditures                                       23%          24%

     Net expenses as a percent of sales                  11%          12%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, subcontracted research and development costs and costs associated with equipment and facilities. The increased costs in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 reflect spending on new networking products and features and product enhancements, particularly for integral ATM and frame relay products in both wide area network and local area network interworking applications.

Recoveries decreased slightly as a percentage of gross expenditures in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due to a decline in investment tax credits as a proportion of gross research and development expenditures and an increase in amortization of deferred software development costs, offset partially by an increase in customer, government and other funding. Based on Management's estimates of the proportion of fiscal 1997 gross research and development expenditures eligible for investment tax credits, current levels of committed funding, and estimated amortization of deferred software development costs, Management expects the level of recoveries of gross research and development expenditures in fiscal 1997 to decline relative to fiscal 1996.

The markets for the Company's products are characterized by continuing technological change. As a result, Management believes that continued significant expenditures for research and development will be required in the future.


Interest and Other Expenses

Interest income of $5,472,000 for the first quarter of fiscal 1997 decreased over interest income of $5,772,000 for the first quarter of fiscal 1996 despite the increased cash position maintained throughout the first quarter of fiscal 1997 due to a decline in interest rates earned on investments. Interest expense on long term debt declined over the same periods due to reduced borrowings.

Other expenses represented less than 1% of sales in the first quarter of fiscal 1997. Other expenses in the first quarter of fiscal 1996 include a restructuring charge of $1,928,000 incurred by the Company's subsidiary, Advanced Computer Communications (ACC),



                                (Page 12 of 23)
related to the consolidation of its two main facilities into a single facility in Santa Barbara, California.


Income Taxes

                                        Fiscal Quarter Ended
                                   ------------------------------
                                    July 28,             July 30,
                                     1996                 1995
                                   ---------             --------

     Income tax rate                 32%                   34%

The composite rates of income tax for the first quarters of fiscal 1997 and fiscal 1996 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rate of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate because of the deductibility related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.


Non-Controlling Interest

The non-controlling interests' share of net earnings of $1,558,000 in the first quarter of fiscal 1997 was due primarily to net earnings of Transistemas S.A., an Argentine systems integrator of networking products. The Company has a 51% equity interest in Transistemas S.A. For the first quarter of fiscal 1996, the non-controlling interests' share of net losses of $999,000 was due primarily to the operating losses and restructuring costs incurred by ACC.


Net Earnings

Net earnings of $60,801,000 for the first quarter of fiscal 1997 increased 64% relative to net earnings of $37,112,000 for the first quarter of fiscal 1996 due to the increase in sales and the decrease in operating expenses expressed as a percentage of sales over the same period.


Financial Condition

During the first quarter of fiscal 1997 ended July 28, 1996 working capital increased from $658,087,000 to $736,440,000. As at July 28, 1996 the Company had $485,632,000 of cash and cash equivalents, which increased by $29,883,000 during the first quarter of fiscal 1997.

Two principal components of the Company's working capital are accounts receivable and inventory. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $59,924,000. At July 28, 1996 there were no outstanding borrowings under these lines of credit.


                                (Page 13 of 23)

Management anticipates that capital expenditures for fiscal 1997 will exceed those of fiscal 1996 as the Company invests in new facilities in Canada, in research and development and manufacturing equipment and in information systems. The Company intends to extinguish its existing long term obligations as they become due, and may also increase its current investments in subsidiaries and associated companies. The Company intends to fund the increased capital expenditures, retirement of long term obligations and increased investments with existing cash and cash generated from operations during fiscal 1997. In addition, the Company may use a portion of its cash resources, supplemented as appropriate by the issuance of shares, to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

In August 1996, the Company acquired a 100% equity interest in Ouest Standard Telematique S.A. (OST), a manufacturer of local area network equipment based in France, by the purchase of shares in the amount of approximately US$25,000,000. The purchase price excludes additional contingent payments which may be made over the next three years depending on the financial performance of OST, up to a maximum of US$10,000,000. The acquisition will be accounted for by the purchase method of accounting. The acquisition is not expected to be materially dilutive to the Company's net earnings or earnings per share. OST sales are expected to represent approximately 5% of the Company's sales. The consolidation of the operating results of OST is expected to have a slight negative impact on gross margin, operating expenses and income from operations, expressed as a percentage of sales.

During August 1996, the Company filed a notice of intention with The Toronto Stock Exchange to make a normal course issuer bid for common share repurchases in open market transactions in the United States and Canada. The Company may purchase up to 4,000,000 outstanding Common Shares in future if Management considers such investments appropriate.

Management believes that the Company's liquidity in the form of existing cash resources and its credit facilities, as well as cash generated from operations, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 1997 and into the foreseeable future.

Certain parts of the foregoing discussion and analysis may be forward-looking statements that involve a number of risks and uncertainties. As a consequence, actual results might differ materially from results forecast or suggested in any forward-looking statements. See "Market for Registrant's Common Equity and Related Stockholder Matters--Cautionary Statement Regarding Forward-Looking Information" in the Company's Annual Report on Form 10-K, which is incorporated by reference herein.



                                (Page 14 of 23)

                          PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

During the fiscal year ended April 30, 1995, the Company was served with one of several complaints filed in United States District Court in Washington, D.C. by certain persons purporting to be purchasers of Common Shares of the Company. On or about May 8, 1995 these complaints were combined into a single consolidated and amended complaint (the "First Amended Complaint") which named the Company and certain of its executive officers as defendants. The First Amended Complaint purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law, for which damages were sought in unspecified amounts. On June 3, 1996, the Court issued an order granting in part and denying in part the defendants' motion to dismiss. Among other things, the Court dismissed with prejudice the claim alleging violation of common law. The Court also dismissed the majority of plaintiffs' allegations of violation of United States securities law, but granted plaintiffs leave to replead these allegations in a Second Amended Complaint, which plaintiffs filed on July 3, 1996. The Court further conditionally certified the action as a class action without prejudice to the Company's right to renew its objection to class action certification upon completion of discovery. The defendants have moved to dismiss the Second Amended Complaint. The Company intends to continue to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to the action.


Item 5.   Other Information

The "Cautionary Statement Regarding Forward-Looking Information" contained in "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 is incorporated herein by reference and made a part hereof.


Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

                 Exhibit 10.2 Notice of Intention to make a normal course issuer bid dated August 16, 1996 filed with The Toronto Stock Exchange regarding common share repurchases.

                 Exhibit 11.1 Computation of earnings per share under accounting principles generally accepted in Canada.

                 Exhibit 11.2 Computation of earnings per share under accounting principles generally accepted in the United States.

          b)  Reports on Form 8-K

                 The Company filed no reports on Form 8-K during the fiscal quarter ended July 28, 1996.


                                (Page 15 of 23)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NEWBRIDGE NETWORKS CORPORATION
                                             (Registrant)



Date: September 6, 1996             By: /s/ Terence H. Matthews
                                        -----------------------
                                        Terence H. Matthews,
                                        Chairman of the Board of
                                        Directors and Chief
                                        Executive Officer



Date: September 6, 1996             By: /s/ Peter D. Charbonneau
                                        ------------------------
                                        Peter D. Charbonneau,
                                        Executive Vice President
                                        and Chief Financial Officer




                                (Page 16 of 23)

                                 EXHIBIT INDEX




                                                                      Page No.
                                                                      --------
   10.2    Notice of Intention to make a normal course issuer bid
                dated August 16, 1996 filed with The Toronto Stock
                Exchange regarding common share repurchases.............18

   11.1    Computation of earnings per share under accounting
                principles generally accepted in Canada.................22

   11.2    Computation of earnings per share under accounting
                principles generally accepted in the United States......23





                                (Page 17 of 23)