Form 10-Q
period 1996-10-27
NEWBRIDGE NETWORKS CORP
filed 1996-12-10
CIK 827301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                For the quarterly period ended October 27, 1996


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X   No
                                           ---      ---

The number of Common Shares of the registrant outstanding as at December 6, 1996 was 170,914,469.

                       (Exhibit index located on page 18)

                                (Page 1 of 20)

                         NEWBRIDGE NETWORKS CORPORATION


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

  Item 1.    Financial Statements

               Consolidated Statements of Earnings and Retained
                Earnings -- Fiscal quarter and two fiscal quarters
                ended October 27, 1996 and October 29, 1995....................3

               Consolidated Balance Sheets --
                October 27, 1996 and April 30, 1996............................4

               Consolidated Statements of Cash Flows --
                Fiscal quarter and two fiscal quarters
                ended October 27, 1996 and October 29, 1995....................5

               Notes to the Consolidated Financial Statements................6-9

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................10-15

PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings................................................16

  Item 5.    Other Information................................................16

  Item 6.    Exhibits and Reports on Form 8-K.................................16

SIGNATURES....................................................................17

                                (Page 2 of 20)

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                         NEWBRIDGE NETWORKS CORPORATION

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

         (Canadian dollars, amounts in thousands except per share data)
                                  (Unaudited)


                                                      Fiscal quarter ended         Two fiscal quarters ended
                                                  ----------------------------    ----------------------------
                                                  October 27,     October 29,     October 27,     October 29,
                                                      1996            1995            1996            1995
                                                  ------------    ------------    ------------    ------------
Sales                                                $316,082        $217,116        $602,119        $412,626

Cost of sales                                         112,185          75,385         212,928         141,349
                                                     --------        --------        --------        --------
Gross margin                                          203,897         141,731         389,191         271,277

Expenses
   Selling, general and administration                 78,138          56,287         144,396         110,336
   Research and development                            35,167          22,688          65,402          45,510
                                                     --------        --------        --------        --------
Income from operations                                 90,592          62,756         179,393         115,431

Interest income                                         5,320           5,742          10,792          11,514
Interest expense on long term obligations                (186)           (137)           (258)           (289)
Other expenses                                         (2,734)         (1,179)         (4,879)         (5,027)
                                                     --------        --------        --------        --------
Earnings before income taxes
   and non-controlling interest                        92,992          67,182         185,048         121,629
Provision for income taxes                             29,776          22,506          59,473          40,840
Non-controlling interest                                  435            (700)          1,993          (1,699)
                                                     --------        --------        --------        --------

Net earnings                                           62,781          45,376         123,582          82,488

Retained earnings, beginning of the period            672,032         445,479         611,231         408,367
                                                     --------        --------        --------        --------
Retained earnings, end of the period                 $734,813        $490,855        $734,813        $490,855
                                                     ========        ========        ========        ========

Earnings per share (Note 5)
   Basic                                                $0.37           $0.27           $0.73           $0.50
   Fully diluted                                        $0.36           $0.27           $0.71           $0.49

Weighted average number of shares
   Basic                                              170,232         165,864         169,736         165,489
   Fully diluted                                      184,131         179,637         182,934         179,231

        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 3 of 20)

                         NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)

                                                              October 27,    April 30,
                                                                 1996          1996
                                                              -----------    ---------
                                                              (unaudited)
Assets

Cash and cash equivalents (Note 2)                             $  481,897   $  455,749
Accounts receivable, net of provision for returns and
 doubtful accounts of $8,381 (April 30, 1996 - $6,651)            308,782      244,784
Inventories (Note 3)                                              115,327      103,555
Prepaid expenses and other current assets                          31,469       21,107
                                                               ----------   ----------
                                                                  937,475      825,195

Property, plant and equipment                                     217,969      193,796
Goodwill (Note 4)                                                  70,630       26,672
Software development costs                                         20,027       18,285
Other assets                                                       55,231       29,469
                                                               ----------   ----------
                                                               $1,301,332   $1,093,417
                                                               ==========   ==========

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable                                            $   73,486   $   64,289
   Accrued liabilities                                             57,673       46,033
   Income taxes                                                    68,499       54,484
   Current portion of long term obligations                         4,685        2,302
                                                               ----------   ----------
                                                                  204,343      167,108

Long term obligations                                               5,065          860
Deferred income taxes                                              15,904        9,902
Non-controlling interest                                           16,011       12,861
                                                               ----------   ----------
                                                                  241,323      190,731

Common shares - 170,741,237 outstanding
   (April 30, 1996 - 164,514,616 outstanding)                     327,877      290,170
Accumulated foreign currency translation adjustment                (2,681)       1,285
Retained earnings                                                 734,813      611,231
                                                               ----------   ----------
                                                                1,060,009      902,686
                                                               ----------   ----------
                                                               $1,301,332   $1,093,417
                                                               ==========   ==========

        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 4 of 20)

                         NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Canadian dollars in thousands)
                                  (Unaudited)

                                                          Fiscal quarter ended         Two fiscal quarters ended
                                                      ----------------------------    ----------------------------
                                                      October 27,     October 29,     October 27,     October 29,
                                                          1996            1995            1996            1995
                                                      ------------    ------------    ------------    ------------
Operating activities
Net earnings                                             $ 62,781        $ 45,376       $ 123,582        $ 82,488

Items not affecting cash
   Depreciation and amortization                           19,124          12,987          36,808          26,271
   Deferred income taxes                                    1,760           2,071           5,871           1,984
   Non-controlling interest                                   435            (674)          1,993          (1,669)
   Other                                                      768             528           2,322           1,056

Cash effect of changes in:
   Accounts receivable                                    (41,968)        (35,304)        (62,973)        (14,495)
   Inventories                                             (6,504)         (2,334)         (4,706)        (20,618)
   Prepaid expenses and other current assets               (3,043)          2,834          (9,049)           (536)
   Account payable and accrued liabilities                 15,566             406          (2,214)         (4,083)
   Income taxes                                            17,399           5,290          17,341           1,965
                                                         --------        --------       ---------        --------
                                                           66,318          31,180         108,975          72,363
                                                         --------        --------       ---------        --------

Investing activities

Additions to property, plant and equipment                (28,390)        (16,701)        (48,439)        (32,881)
Acquisition of subsidiaries,
   excluding cash acquired (Note 4)                       (34,231)             --         (35,097)         (1,622)
Capitalized software development costs                     (3,024)         (2,375)         (5,964)         (5,004)
Additions to other assets                                 (20,061)         (3,013)        (25,602)         (7,494)
                                                         --------        --------       ---------        --------
                                                          (85,706)        (22,089)       (115,102)        (47,001)
                                                         --------        --------       ---------        --------

Financing activities

Issue of common shares                                     14,290           1,763          31,888           9,051
Purchase of common shares                                      --          (7,277)             --          (7,277)
Increase in long term obligations                           1,026              --           1,026              --
Repayment of long term obligations                         (2,097)           (739)         (3,356)         (1,865)
                                                         --------        --------       ---------        --------
                                                           13,219          (6,253)         29,558             (91)
                                                         --------        --------       ---------        --------

Increase in cash and cash equivalents                      (6,169)          2,838          23,431          25,271
Effect of foreign currency translation on cash             (3,731)          1,286          (3,448)          2,204
Cash from acquisition of controlling
   interest of subsidiaries (Note 4)                        6,165              --           6,165              --
                                                         --------        --------       ---------        --------
                                                           (3,735)          4,124          26,148          27,475

Cash and cash equivalents,
 beginning of period                                      485,632         371,508         455,749         348,157
                                                         --------        --------       ---------        --------

Cash and cash equivalents, end of period                 $481,897        $375,632       $ 481,897        $375,632
                                                         ========        ========       =========        ========

        See accompanying Notes to the Consolidated Financial Statements.


                                (Page 5 of 20)

                        NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Newbridge Networks Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. These accounting principles are also generally accepted in the United States in all material respects except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, and the method of calculation of earnings per share, as disclosed in Note 5.

In the opinion of Management, the unaudited interim consolidated financial statements reflect all normal and recurring adjustments considered necessary for fair presentation.

The results of operations for the second fiscal quarter and the two fiscal quarters ended October 27, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1997.


2.  Cash and Cash Equivalents

Components of cash and cash equivalents are:

                                                     October 27,    April 30,
                                                        1996          1996
                                                     -----------    ---------

     Cash                                              $211,944      $285,054
     Held to maturity marketable securities
       (at amortized cost, which
        approximates fair market value)                 268,076       152,280
     Available for sale marketable securities
        (at fair market value)                            1,877        18,415
                                                       --------      --------

                                                       $481,897      $455,749
                                                       ========      ========

Held to maturity marketable securities are investments with original maturities of three months or more. Available for sale marketable securities are common shares of publicly traded companies acquired upon the Company's disposition of minority interests in privately held companies. Under accounting principles generally accepted in the United States ("U.S. GAAP"), marketable securities would be disclosed as a separate caption on the Consolidated Balance Sheets.

                                (Page 6 of 20)

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

                                                 Fiscal quarter ended          Two fiscal quarters ended
                                              ---------------------------     ---------------------------
                                              October 27,     October 29,     October 27,     October 29,
                                                  1996            1995            1996            1995
                                              -----------     -----------     -----------     -----------

     Investing activities in short
       term marketable securities:

        Held to maturity securities
          Maturities                            $  41,791       $  20,076       $ 165,674       $  60,275
          Purchases                              (163,624)       (147,707)       (281,470)       (226,649)
          Sales                                        --              --              --              --
                                                ---------       ---------       ---------       ---------
                                                 (121,833)       (127,631)       (115,796)       (166,374)

        Available for sale securities
          Sales                                    11,208              --          16,538              --
                                                ---------       ---------       ---------       ---------
                                                 (110,625)       (127,631)        (99,258)       (166,374)

     Investing activities, as reported            (84,019)        (22,089)       (115,102)        (47,001)
                                                ---------       ---------       ---------       ---------
     Investing activities, U.S. GAAP            $(194,644)      $(149,720)      $(214,360)      $(213,375)
                                                =========       =========       =========       =========
     Increase (decrease) in cash and
       cash equivalents, as reported            $  (3,735)      $   4,124       $  26,148       $  27,475

     Investing activities in short
       term marketable securities                (110,625)       (127,631)        (99,258)       (166,374)
                                                ---------       ---------       ---------       ---------
     Increase (decrease) in cash and
       cash equivalents, U.S. GAAP              $(114,360)      $(123,507)      $ (73,110)      $(138,899)
                                                =========       =========       =========       =========

3.  Inventories

                                                                October 27,     April 30,
                                                                  1996            1996
                                                                --------        --------
       Finished goods                                           $  73,338       $  60,824
       Work in process                                             14,672          12,711
       Raw materials                                               27,317          30,020
                                                                ---------       ---------
                                                                $ 115,327       $ 103,555
                                                                =========       =========

                                (Page 7 of 20)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


4.  Acquisition of Ouest Standard Telematique

In August 1996, the Company acquired a 100% equity interest in Ouest Standard Telematique S.A. (OST), a manufacturer of local area network equipment based in France, by the purchase of shares in the amount of $34,231,000. The purchase price excludes additional contingent payments which may be made over the next three years depending on the financial performance of OST, up to a maximum of US$10,000,000. The acquisition has been accounted for by the purchase method of accounting. Goodwill is being amortized on a straight line basis over a twenty year period, commencing in the period in which the investment was made. The Company's investment in OST is summarized below.

        Non-cash current assets              $  9,984
        Property, plant and equipment           6,157
        Other long term assets                    490
                                             --------
        Non-cash assets acquired               16,631

        Current liabilities                   (27,017)
        Long term liabilities assumed          (6,313)
                                             --------
        Net non-cash assets acquired          (16,699)

        Cash acquired                           6,165
                                             --------
                                              (10,534)

        Goodwill upon acquisition              44,765
                                             --------

        Total consideration paid             $ 34,231
                                             ========

5.  Earnings per Share

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

Under U.S. GAAP earnings per share is calculated using the treasury stock method. Earnings per share in U.S. dollars is disclosed for the convenience of the reader. The exchange rates used for translation are based on the daily average exchange rate of a Canadian dollar for U.S. dollars as reported by the Federal Reserve Bank of New York. The calculation of earnings per share under U.S. GAAP is as follows.

                                (Page 8 of 20)

                        NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


                                                  Fiscal quarter ended        Two fiscal quarters ended
                                                  --------------------        -------------------------
                                                October 27,    October 29,    October 27,    October 29,
                                                   1996           1995           1996           1995
                                                -----------    -----------    -----------    -----------

   Earnings per share
     Primary                                          $0.36          $0.27          $0.71          $0.49
                                                ===========    ===========    ===========    ===========
     Fully diluted                                    $0.36          $0.27          $0.71          $0.49
                                                ===========    ===========    ===========    ===========

   Earnings per share--in U.S. dollars
     Primary                                          $0.26          $0.20          $0.52          $0.36
                                                ===========    ===========    ===========    ===========
     Fully diluted                                    $0.26          $0.20          $0.52          $0.36
                                                ===========    ===========    ===========    ===========

   Weighted average number of shares
     Primary                                        174,747        167,672        174,837        168,260
                                                ===========    ===========    ===========    ===========
     Fully diluted                                  174,747        167,672        174,837        168,260
                                                ===========    ===========    ===========    ===========

6.  Litigation

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

                                (Page 9 of 20)

Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

Sales increased in the second fiscal quarter and for the first six months of fiscal 1997 ended October 27, 1996 by 46% compared to sales in the second quarter and for the first six months of fiscal 1996 ended October 29, 1995. The increase in sales resulted in net earnings of $62,781,000 for the second quarter of fiscal 1997, an increase of 38% over net earnings for the second quarter of fiscal 1996, and net earnings of $123,582,000 for the first six months of fiscal 1997, an increase of 50% over net earnings for the first six months of fiscal 1996.


Sales
                                                   Fiscal Quarter Ended               Two Fiscal Quarters Ended
                                           -----------------------------------     --------------------------------
                                            Oct 27,      Oct 29,         %          Oct 27,     Oct 29,       %
                                             1996         1995        Increase       1996        1995      Increase
                                           --------     --------      --------     --------    --------    --------
                                                               (Canadian dollars in thousands)
 Sales                                     $316,082     $217,116         46%       $602,119    $412,626       46%
                                           ========     ========                   ========    ========

Product line enhancements and new products introduced in fiscal 1995 and fiscal 1996 resulted in increased sales in the second quarter and first six months of fiscal 1997 relative to the second quarter and first six months of fiscal 1996 in the public networking and private corporate networking markets worldwide. This increase principally reflected growth in sales in the Asia Pacific region and Europe, as well as higher sales of advanced circuit switched networking multiplexers and products based on ATM (asynchronous transfer mode) technology. The Company's sales in the second quarter and first six months of fiscal 1997 to telephone companies and other carriers for central office applications for tariffed services, for use within their internal networks and for resale to end users increased relative to the overall increase in sales compared to the second quarter and first six months of fiscal 1996. Sales to carriers represented 70% of total sales in the second quarter of fiscal 1997 and 69% for the first six months of fiscal 1997, compared to 64% of total sales in the second quarter and first six months of fiscal 1996. Deliveries to original equipment manufacturers
(OEMs) for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales in the second quarter and first six months of fiscal 1997 and the second quarter and first six months of fiscal 1996. Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were greater than 10% of total sales for the second quarter and first six months of fiscal 1997.

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

                                (Page 10 of 20)

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. During the second quarter of fiscal 1997, the decrease in the value of the Canadian dollar against the Pound Sterling and the U.S. dollar, relative to exchange rates in the second quarter of fiscal 1996, resulted in no material variance in reported sales, gross margin or income from operations. During the first six months of fiscal 1997, the decrease in the value of the Canadian dollar against the U.S. dollar, offset by an increase in the value of the Canadian dollar against the Pound Sterling, relative to exchange rates in the first six months of fiscal 1996, resulted in no material variance in reported sales, gross margin or income from operations.


Cost of Sales and Gross Margin

                            Fiscal Quarter Ended      Two Fiscal Quarters Ended
                            --------------------      -------------------------
                             Oct 27,     Oct 29,        Oct 27,       Oct 29,
                              1996        1995           1996          1995
                            --------    --------      ---------      --------
                                    (Canadian dollars in thousands)

 Gross margin               $203,897    $141,731       $389,191      $271,277
                             =======     =======        =======       =======

 As % of sales                   65%         65%            65%           66%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin as a percentage of sales remained consistent in the second quarter and first six months of fiscal 1997 relative to the second quarter and first six months of fiscal 1996. The acquisition in August 1996 of Ouest Standard Telematique S.A. (OST), a manufacturer of local area network equipment based in France, resulted in a decrease in gross margin as a percentage of sales because gross margins earned on OST products are below the average gross margins earned on the Company's other products. This decrease was largely offset by increases in gross margins on newer products based on ATM technologies. If the proportion of revenues derived from service and lower margin products increases or selling prices decline, the gross margin expressed as a percentage of sales could decline further.


Selling, General and Administration Expenses

                                               Fiscal Quarter Ended           Two Fiscal Quarters Ended
                                         ---------------------------------    --------------------------
                                          Oct 27,     Oct 29,       %         Oct 27,   Oct 29,    %
                                           1996        1995      Increase      1996      1995   Increase
                                         --------    --------    ---------    -------   ------- --------
                                                           (Canadian dollars in thousands)

Selling, general and
 administration
 expenses                                 $78,138     $56,287       39%      $144,396  $110,336    31%
                                           ======      ======                 =======   =======

Net expenses as
 a % of sales                                 25%         26%                     24%       27%

Selling, general and administration expenses increased in the second quarter and first six months of fiscal 1997 relative to the second quarter and first six months of fiscal 1996 primarily as a result of increases in sales and service personnel as the Company invested in programs to strengthen its sales and support infrastructure throughout the world and to market new products. The growth in sales and service personnel from the second quarter of fiscal 1996 to

                                (Page 11 of 20)
the second quarter of fiscal 1997 was less than the rate of growth in sales over the same period, and as a result, selling, general and administration expenses decreased as a percentage of sales.


Research and Development

                                                  Fiscal Quarter Ended                Two Fiscal Quarters Ended
                                           -----------------------------------      -----------------------------
                                           Oct 27,       Oct 29,          %         Oct 27,     Oct 29,     %
                                            1996          1995        Increase       1996        1995    Increase
                                           -------       -------      --------      -------     -------  --------
                                                               (Canadian dollars in thousands)

 Gross research and
    development expenditures               $43,920       $31,010         42%        $83,371     $60,945     37%

 Investment tax credits                      6,000         5,347         12%         11,800      10,152     16%

 Customer, government
    and other funding                        1,840         2,281        (19%)         4,427       3,641     22%

 Net deferral (amortization) of
    software development costs                 913           694         32%          1,742       1,642      6%
                                           -------       -------                    -------     -------

 Net research and
    development expenses                   $35,167       $22,688         55%        $65,402     $45,510     44%
                                           =======       =======                    =======     =======

 Gross expenditures
    as a % of sales                            14%           14%                        14%         15%

 Recoveries as a %
    of gross expenditures                      20%           27%                        22%         25%

 Net expenses as a % of sales                  11%           10%                        11%         11%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, subcontracted research and development costs and costs associated with equipment and facilities. The increased costs in the second quarter and first six months of fiscal 1997 compared to the second quarter and first six months of fiscal 1996 reflect spending on new networking products and features and product enhancements, particularly for integral ATM and frame relay products in both wide area network and local area network interworking applications.

Recoveries decreased as a percentage of gross expenditures in the second quarter and first six months of fiscal 1997 compared to the second quarter and first six months of fiscal 1996 due to a decline in investment tax credits and customer, government and other funding as a proportion of gross research and development expenditures. Based on Management's estimates of the proportion of fiscal 1997 gross research and development expenditures eligible for investment tax credits, current levels of committed funding, and estimated amortization of deferred software development costs, Management expects the level of recoveries as a percentage of gross research and development expenditures in fiscal 1997 to decline relative to fiscal 1996.

The markets for the Company's products are characterized by continuing technological change. As a result, Management believes that continued significant expenditures for research and development will be required in the future.

                                (Page 12 of 20)

Interest and Other Expenses


                                                 Fiscal Quarter Ended             Two Fiscal Quarters Ended
                                            -----------------------------      -------------------------------
                                             Oct 27,   Oct 29,       %          Oct 27,    Oct 29,       %
                                              1996      1995     Increase        1996       1995      Increase
                                            --------   -------   --------      -------     -------    --------
                                                              (Canadian dollars in thousands)

 Interest income                              $5,320    $5,742      (7%)       $10,792     $11,514       (6%)

 Interest expense on
   long term obligations                         186       137      36%            258         289      (11%)

  Other expenses                               2,734     1,179     132%          4,879       5,027       (3%)


Interest income for the second quarter and first six months of fiscal 1997 decreased compared to the second quarter and first six months of fiscal 1996 despite the increased cash position maintained throughout the first six months of fiscal 1997 due to a decline in interest rates earned on investments. Interest expense on long term obligations increased in the second quarter of fiscal 1997 due to the assumption of long term obligations of OST, a manufacturer of local area network equipment based in France, which was acquired by the Company in August 1996. Other expenses represented less than 1% of sales in the second quarter and first six months of fiscal 1997 and the second quarter of fiscal 1996. Other expenses in the first quarter of fiscal 1996 include a restructuring charge of $1,928,000 incurred by the Company's subsidiary, Advanced Computer Communications (ACC), related to the consolidation of its two main facilities into a single facility in Santa Barbara, California.

Income Taxes




                        Fiscal Quarter Ended      Two Fiscal Quarters Ended
                        --------------------      -------------------------
                         Oct 27,    Oct 29,         Oct 27,       Oct 29,
                          1996       1995            1996          1995
                         -------    -------         -------       -------

 Income tax rate           32%        34%             32%           34%

The composite rates of income tax for the second quarter and first six months of fiscal 1997 and fiscal 1996 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rate of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate through the application of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.


Non-Controlling Interest

The non-controlling interests' share of net earnings of $435,000 in the second quarter ($1,993,000 in the first six months) of fiscal 1997 was derived from net earnings of Transistemas S.A., an Argentine systems integrator of networking products, and ACC, a manufacturer of local area network bridges and routers. The Company has a 51% equity interest in both Transistemas S.A. and ACC. The non-controlling interests' share of net losses of $700,000 in the second quarter of fiscal 1996 and $1,699,000 in the first six months of fiscal 1996 was due primarily to the operating losses and restructuring costs incurred by ACC.

                                (Page 13 of 20)

Net Earnings

An increase in sales resulted in net earnings of $62,781,000 for the second quarter of fiscal 1997, an increase of 38% over net earnings for the second quarter of fiscal 1996. Net earnings of $123,582,000 for the first six months of fiscal 1997 increased 50% relative to net earnings of $82,488,000 for the first six months of fiscal 1996 principally due to the increase in sales of 46% over the same period.


Financial Condition

During the first six months of fiscal 1997 ended October 27, 1996 working capital increased from $658,087,000 to $733,132,000. As at October 27, 1996 the Company had $481,897,000 of cash and cash equivalents, which increased by $26,148,000 during the first six months of fiscal 1997.

Two principal components of the Company's working capital are accounts receivable and inventory. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $59,979,000. At October 27, 1996 there were no outstanding borrowings under these lines of credit.

Management anticipates that capital expenditures for fiscal 1997 will exceed those of fiscal 1996 as the Company invests in new facilities in Canada, in research and development and manufacturing equipment and in information systems. The Company also anticipates increasing its current investments in subsidiaries and associated companies, and intends to extinguish its existing long term obligations as they become due. The Company intends to fund the increased capital expenditures, increased investments and retirement of long term obligations with existing cash and cash generated from operations during fiscal 1997. In addition, the Company may use a portion of its cash resources, supplemented as appropriate by the issuance of shares, to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies. In November 1996, the Company announced it had entered into negotiations to acquire a majority interest in Coasin Chile S.A., a South American telecommunications engineering, distribution, and marketing company, which has been a distributor of the Company's products.

In August 1996, the Company acquired a 100% equity interest in OST, a manufacturer of local area network equipment based in France, by the purchase of shares in the amount of $34,231,000. The purchase price excludes additional contingent payments which may be made over the next three years depending on the financial performance of OST, up to a maximum of US$10,000,000. The acquisition was accounted for by the purchase method of accounting. The acquisition was not materially dilutive to the Company's net earnings during the second quarter of fiscal 1997.

During August 1996, the Company filed a notice of intention with The Toronto Stock Exchange to make a normal course issuer bid for common share repurchases in open market transactions in the United States and Canada. The Company may purchase up to 4,000,000 outstanding Common Shares in future if Management considers such investments appropriate.

Management believes that the Company's liquidity in the form of existing cash resources and its credit facilities, as well as cash generated from operations, will prove adequate to meet its

                                (Page 14 of 20)
operating and capital expenditure requirements through the end of fiscal 1997 and into the foreseeable future.

Certain parts of the foregoing discussion and analysis may be forward-looking statements that involve a number of risks and uncertainties. As a consequence, actual results might differ materially from results forecast or suggested in any forward-looking statements. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Cautionary Statement Regarding Forward-Looking Information" in the Company's Annual Report on Form 10-K, which is incorporated by reference herein.

                                (Page 15 of 20)

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

On November 19, 1996, Peter D. Charbonneau was appointed as a Director of the Company. He has held a variety of positions with the Company since January 1987 and has been Executive Vice President and Chief Financial Officer of the Company since June 1993.


Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits


                Exhibit 11.1 Computation of earnings per share under accounting principles generally accepted in Canada.

                Exhibit 11.2 Computation of earnings per share under accounting principles generally accepted in the United States.


          b)  Reports on Form 8-K

                The Company filed no reports on Form 8-K during the fiscal quarter ended October 27, 1996.

                                (Page 16 of 20)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NEWBRIDGE NETWORKS CORPORATION
                                     (Registrant)



Date: December 9, 1996      By: /s/ Terence H. Matthews
                                -----------------------
                                Terence H. Matthews,
                                Chairman of the Board of
                                Directors and Chief
                                Executive Officer



Date: December 9, 1996      By: /s/ Peter D. Charbonneau
                                ------------------------
                                Peter D. Charbonneau,
                                Executive Vice President
                                and Chief Financial Officer

                                (Page 17 of 20)

                                 EXHIBIT INDEX



                                                                Page No.
                                                                --------


11.1     Computation of earnings per share under accounting
            principles generally accepted in Canada................19

11.2     Computation of earnings per share under accounting
            principles generally accepted in the United States.....20

                                (Page 18 of 20)