Form 10-Q
period 1997-01-26
NEWBRIDGE NETWORKS CORP
filed 1997-03-12
CIK 827301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                For the quarterly period ended January 26, 1997


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

The number of Common Shares of the registrant outstanding as at March 7, 1997 was 171,669,346.

                      (Exhibit index located on page 25)

                                (Page 1 of 27)

                         NEWBRIDGE NETWORKS CORPORATION


                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION
  Item 1.   Financial Statements

              Consolidated Statements of Earnings and Retained
                Earnings-- Fiscal quarter and three fiscal quarters
                ended January 26, 1997 and January 28, 1996....................3


              Consolidated Balance Sheets --
                January 26, 1997 and April 30, 1996............................4


              Consolidated Statements of Cash Flows --
                Fiscal quarter and three fiscal quarters
                ended January 26, 1997 and January 28, 1996....................5


              Notes to the Consolidated Financial Statements................6-15

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................16-22


PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings.................................................23

  Item 5.   Other Information.................................................23

  Item 6.   Exhibits and Reports on Form 8-K..................................23

SIGNATURES....................................................................24




                                (Page 2 of 27)

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                         NEWBRIDGE NETWORKS CORPORATION

            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

         (Canadian dollars, amounts in thousands except per share data)
                                   (Unaudited)

                                                        Fiscal quarter ended             Three fiscal quarters ended
                                                     ---------------------------        -----------------------------
                                                     January 26,     January 28,         January 26,      January 28,
                                                        1997            1996                1997             1996
                                                     -----------     -----------         -----------      -----------
Sales                                                   $333,267        $236,678            $935,386         $649,304

Cost of sales                                            120,006          82,603             332,934          223,952
                                                         -------        --------             -------          -------
Gross margin                                             213,261         154,075             602,452          425,352

Expenses
     Selling, general and administration                  81,986          57,434             226,382          167,770
     Research and development                             38,311          23,107             103,713           68,617
                                                        --------        --------             -------         --------
Income from operations                                    92,964          73,534             272,357          188,965

Interest income                                            5,530           5,815              16,322           17,329
Interest expense on long term obligations                   (933)           (146)             (1,191)            (435)
Other expenses                                            (2,398)          2,043              (7,277)          (2,984)
                                                       ---------       ---------           ---------        ---------
Earnings before income taxes
     and non-controlling interest                         95,163          81,246             280,211          202,875
Provision for income taxes                                29,500          26,609              88,973           67,449
Non-controlling interest                                   2,632             756               4,625             (943)
                                                        --------      ----------           ---------       ----------

Net earnings                                              63,031          53,881             186,613          136,369

Retained earnings, beginning of the period               734,813         490,855             611,231          408,367
                                                         -------         -------             -------          -------
Retained earnings, end of the period                    $797,844        $544,736            $797,844         $544,736
                                                         =======         =======             =======          =======

Earnings per share (Note 10)
     Basic                                                 $0.37           $0.32               $1.10            $0.82
     Fully diluted                                         $0.36           $0.31               $1.06            $0.80

Weighted average number of shares
     Basic                                               170,941         166,548             170,140          165,842
     Fully diluted                                       185,037         180,534             183,640          179,665



        See accompanying Notes to the Consolidated Financial Statements.



                                (Page 3 of 27)

                         NEWBRIDGE NETWORKS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                         (Canadian dollars in thousands)

                                                                              January 26,                April 30,
                                                                                 1997                      1996
                                                                              -----------                ---------
                                                                              (unaudited)
Assets
Cash and cash equivalents (Note 7)                                           $   355,994                $   455,749
Accounts receivable, net of provision for returns and
     doubtful accounts of $9,407 (April 30, 1996 - $6,651)                       353,327                    244,784
Inventories (Note 8)                                                             152,993                    103,555
Prepaid expenses and other current assets                                         61,956                     21,107
                                                                             -----------                -----------
                                                                                 924,270                    825,195

Property, plant and equipment                                                    260,865                    193,796
Deferred income taxes                                                             47,505                        --
Purchased in process research and development (Note 3)                            96,940                        --
Goodwill (Note 9)                                                                109,467                     26,672
Software development costs                                                        20,977                     18,285
Other assets                                                                      78,666                     29,469
                                                                             -----------                -----------
                                                                             $ 1,538,690                $ 1,093,417
                                                                             ===========                ===========

Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable                                                        $   103,220                $    64,289
     Accrued liabilities                                                         100,914                     46,033
     Provision for restructuring (Note 3)                                         53,979                        --
     Income taxes                                                                 81,559                     54,484
     Current portion of long term obligations                                      4,917                      2,302
                                                                             -----------                -----------
                                                                                 344,589                    167,108

Long term obligations                                                              8,488                        860
Deferred income taxes                                                             28,675                      9,902
Non-controlling interest                                                          23,464                     12,861
                                                                             -----------                -----------
                                                                                 405,216                    190,731

Common shares - 171,279,256 outstanding
     (April 30, 1996 - 168,676,280 outstanding)                                  339,442                    290,170
Accumulated foreign currency translation adjustment                               (3,812)                     1,285
Retained earnings                                                                797,844                    611,231
                                                                             -----------                -----------
                                                                               1,133,474                    902,686
                                                                             -----------                -----------
                                                                             $ 1,538,690                $ 1,093,417
                                                                             ===========                ===========


        See accompanying Notes to the Consolidated Financial Statements.



                                (Page 4 of 27)

                         NEWBRIDGE NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Canadian dollars in thousands)
                                   (Unaudited)

                                                         Fiscal quarter ended             Three fiscal quarters ended
                                                      ---------------------------         ---------------------------
                                                       January 26,    January 28,         January 26,     January 28,
                                                          1997           1996                1997            1996
                                                      -----------     -----------         -----------     -----------
Operating activities

Net earnings                                           $  63,031       $  53,881           $186,613        $136,369

Items not affecting cash
     Depreciation and amortization                        20,701          14,616             57,509          40,887
     Deferred income taxes                                 2,065           1,863              7,936           3,847
     Non-controlling interest                              2,632             762              4,625            (907)
     Other                                                 2,611          (3,439)             4,933          (2,383)

Cash effect of changes in:
     Accounts receivable                                   1,344           5,209            (61,629)         (9,286)
     Inventories                                         (11,567)        (12,292)           (16,273)        (32,910)
     Prepaid expenses and other current assets            (5,792)            181            (14,841)           (355)
     Accounts payable and accrued liabilities                295           1,794             (1,919)         (2,289)
     Income taxes                                          9,534           2,395             26,875           4,360
                                                       ---------       ---------           --------        --------
                                                          84,854          64,970            193,829         137,333
                                                       ---------       ---------           --------        --------
Investing activities

Additions to property, plant and equipment               (33,172)        (24,796)           (81,611)        (57,677)
(Acquisition) disposition of subsidiaries,
  excluding cash acquired (Note 2)                      (171,863)          5,550           (206,960)          3,928
Capitalized software development costs                    (3,061)         (2,478)            (9,025)         (7,482)
Additions to other assets                                (14,971)         (4,093)           (40,573)        (11,587)
                                                       ---------       ---------           --------        --------
                                                        (223,067)        (25,817)          (338,169)        (72,818)
                                                       ---------       ---------           --------        --------
Financing activities

Issue of common shares                                    10,396          14,931             42,284          23,982
Purchase of common shares                                    --              --                 --           (7,277)
Increase in long term obligations                            424             --               1,451             --
Repayment of long term obligations                        (1,018)           (467)            (4,374)         (2,332)
                                                       ---------       ---------           --------        --------
                                                           9,802          14,464             39,361          14,373
                                                       ---------       ---------           --------        --------
Increase (decrease)in cash
     and cash equivalents                               (128,411)         53,617           (104,979)         78,888
Effect of foreign currency translation on cash            (1,215)          1,721             (4,664)          3,925
Cash from acquisition (disposition) of
     subsidiaries (Note 2)                                 3,723            (527)             9,888            (527)
                                                       ---------       ---------           --------        --------
                                                        (125,903)         54,811            (99,755)         82,286
Cash and cash equivalents,
      beginning of period                                481,897         375,632            455,749         348,157
                                                       ---------       ---------           --------        --------
Cash and cash equivalents, end of period               $ 355,994       $ 430,443           $355,994        $430,443
                                                       =========       =========           ========        ========

        See accompanying Notes to the Consolidated Financial Statements.


                                (Page 5 of 27)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                   (Unaudited)



1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Newbridge Networks Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. These accounting principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the write off of purchased in process research and development, as disclosed in Note 3, disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 7, and the method of calculation of earnings per share, as disclosed in
Note 10.

In the opinion of Management, the unaudited interim consolidated financial statements reflect all normal and recurring adjustments considered necessary for fair presentation.

The results of operations for the third fiscal quarter and the three fiscal quarters ended January 26, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1997.


2.  Acquisitions and Dispositions of Subsidiaries

The impact on cash flows of the Company derived from activities in acquiring and divesting controlling interests' in subsidiaries is summarized as follows.

                                                    Fiscal quarter ended         Three fiscal quarters ended
                                                    --------------------         ---------------------------
                                                  January 26,   January 28,       January 26,    January 28,
                                                     1997          1996               1997         1996
                                                  -----------   -----------       -----------    -----------
   (Acquisition) disposition of
      subsidiaries excluding
      cash acquired
         Ungermann-Bass
           Networks Inc. (Note 3)                 $(146,590)     $   --            $(146,590)     $   --
         Coasin Chile S.A. (Note 4)                 (14,129)         --              (14,129)         --
         Danring A/S (Note 5)                       (11,144)         --              (11,144)         --
         Ouest Standard
           Telematique (Note 6)                         --           --              (34,231)         --
         Other                                          --         5,550                (866)       3,928
                                                   --------       ------            --------        -----
                                                  $(171,863)     $ 5,550           $(206,960)     $ 3,928
                                                   ========       ======            ========        =====


                                (Page 6 of 27)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                   (Unaudited)





                                                    Fiscal quarter ended         Three fiscal quarters ended
                                                   ---------------------         ---------------------------
                                                  January 26,  January 28,        January 26,    January 28,
                                                     1997         1996               1997          1996
                                                   ----------  ---------         -------------  ------------
   Cash from acquisition (disposition)
      of subsidiaries
         Ungermann-Bass
           Networks Inc. (Note 3)                   $11,981        $ --              $11,981        $ --
         Coasin Chile S.A. (Note 4)                 (11,320)         --              (11,320)         --
         Danring A/S (Note 5)                         3,062          --                3,062          --
         Ouest Standard
           Telematique (Note 6)                          --          --                6,165          --
         Tundra Semiconductor Corp.                      --        (527)                  --        (527)
                                                    -------         ---              -------         ---
                                                   $  3,723       $(527)            $  9,888       $(527)
                                                    =======         ===              =======         ===

3.  Acquisition of Ungermann-Bass Networks Inc.

On January 17, 1997, the Company acquired a 100% equity interest in Ungermann-Bass Networks, Inc. ("UB Networks"), a manufacturer of local area network equipment based in Santa Clara, California, by the purchase of shares for cash consideration of $146,590,000. The purchase price includes professional fees and other direct costs of the acquisition, and excludes additional contingent payments which may be made over the next two years based on 50% of the gross margin earned on UB Networks' products above a certain amount which approximates the gross margin earned on the products prior to the acquisition, up to a maximum of 50% of the purchase price paid to the seller. The acquisition has been accounted for by the purchase method of accounting. Technology acquired, related to UB Networks' research and development in process, is stated at fair value and is being amortized on a straight line basis over three years. Amortization will commence in the period in which the technology acquired results in product sales. Goodwill is being amortized on a straight line basis over a ten year period, commencing in the fiscal period following that in which the investment was made. The recoverability of purchased in process research and development as well as goodwill are reviewed on an ongoing basis. The Company's investment in UB Networks is summarized below.


                                (Page 7 of 27)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                   (Unaudited)


     Accounts receivable, net of provision for returns and
         doubtful accounts                                                          $  36,443
     Inventories                                                                       12,774
     Prepaid expenses and other current assets                                         15,768
                                                                                     --------
         Non-cash current assets                                                       64,985
     Property, plant and equipment                                                     24,708
     Deferred income tax assets                                                        36,769
     Purchased in process research and development                                     96,940
     Goodwill                                                                           7,331
     Other long term assets                                                             8,290
                                                                                     --------
     Non-cash assets acquired                                                         239,023
                                                                                     --------
     Accounts payable                                                                 (25,802)
     Accrued liabilities                                                              (36,214)
     Provision for restructuring                                                      (53,979)
     Income taxes                                                                      (2,344)
     Current portion of long term obligations                                             (59)
                                                                                     --------
         Current liabilities                                                         (118,398)
     Long term obligations                                                               (836)
     Non-controlling interest                                                          (1,060)
                                                                                     --------
         Liabilities acquired                                                        (120,294)
                                                                                     --------
     Net non-cash assets acquired                                                     118,729

     Cash acquired                                                                     11,981
                                                                                     --------
                                                                                      130,710

     Goodwill upon acquisition                                                         15,880
                                                                                     --------
     Total consideration paid                                                        $146,590
                                                                                     ========


Under U.S. GAAP, purchased in process research and development acquired by the Company on the acquisition of UB Networks would be written off at the time of acquisition. Accordingly, the determination of net earnings (loss) under U.S. GAAP is as follows.



                                                     Fiscal quarter ended         Three fiscal quarters ended
                                                 ----------------------------     ----------------------------
                                                  January 26,   January 28,       January 26,    January 28,
                                                     1997          1996              1997           1996
                                                 ------------  --------------     -----------  ---------------
   Net earnings, as reported                        $63,031      $53,881            $186,613     $136,369

   Write off of purchased in process
         research and development
         upon acquisition of
         UB Networks                                (96,940)        --               (96,940)        --
                                                    -------      -------            --------     --------

   Net earnings (loss), U.S. GAAP                  $(33,909)     $53,881            $ 89,673     $136,369
                                                    =======      =======            ========     ========

                                (Page 8 of 27)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                   (Unaudited)



The provision for restructuring relates to programs instituted by the Company to integrate the operations of UB Networks with the Company and to eliminate redundant functions. The provision for restructuring comprises the following components.


     Reduction in work force                                          $26,153
     Reduction in facilities                                           11,582
     Discontinued activities                                            9,787
     Other restructuring costs                                          6,457
                                                                      -------
                                                                      $53,979
                                                                      =======

The provision for reduction in work force includes severance, related medical and other benefits, relocation costs and other obligations to employees. The provision includes termination benefits for approximately 300 employees. The work force reductions are in all functions and in all regions in which UB Networks operates. The Company anticipates that these work force reductions will be substantially completed by the second quarter of fiscal 1998.

The provision for reduction in facilities comprises primarily lease payments and fixed costs associated with plans to close sales, support and administrative facilities in the Americas, Europe and Asia Pacific geographic areas.

The provision for discontinued activities includes costs associated with the disposition of assets and fulfilling prior commitments related to certain discontinued product lines and activities. The Company anticipates these costs to be incurred over the next year.

The provision for other restructuring costs comprises various direct incremental costs associated with the integration of operations of UB Networks with the Company.

The operating results of UB Networks from the acquisition date of January 17, 1997 to the end of the third fiscal quarter ended January 26, 1997 were not material and therefore not consolidated into the operating results of the Company. The Consolidated Balance Sheet as at January 26, 1997 includes the assets acquired and liabilities assumed of UB Networks, the components of which are shown in the table of the Company's investment in UB Networks above.


4.  Acquisition of Coasin Chile S.A.

Effective November 1, 1996 the Company acquired a 51% equity interest in Coasin Chile S.A. ("Coasin"), a Chilean systems integrator of networking products, by the purchase of shares in the amount of $14,129,000. The purchase price excludes additional contingent payments which may be made over the next two years depending upon the financial performance of Coasin, up to a maximum of US$2,595,000. The acquisition has been accounted for by the purchase method of accounting. Goodwill is being amortized on a straight line basis over a twenty year period.

                                (Page 9 of 27)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                   (Unaudited)



The Company's investment in Coasin is summarized below.

      Non-cash current assets                                 $26,138
      Property, plant and equipment                             3,842
      Other long term assets                                    1,393
                                                              -------
      Non-cash assets acquired                                 31,373

      Current liabilities                                      (8,960)
      Long term liabilities assumed                            (3,428)
                                                               ------
      Net non-cash assets acquired                             18,985

      Cash acquired (bank indebtedness assumed)               (11,320)
                                                              -------
                                                                7,665

      Non-controlling interest upon acquisition                (3,755)
                                                              -------
      Company's share of assets acquired                        3,910

      Goodwill upon acquisition                                10,219
                                                              -------

      Total consideration paid                                $14,129
                                                              =======

Because Coasin's fiscal quarters end at calendar quarter ends, two months of Coasin's results were consolidated with those of the Company for the fiscal quarter ended January 26, 1997.


5.  Acquisition of Danring A/S

On January 16, 1997, the Company acquired a 100% equity interest in Danring A/S ("Danring"), a Danish systems integrator of networking products, by the purchase of shares in the amount of $11,144,000. The acquisition has been accounted for by the purchase method of accounting. Goodwill is being amortized on a straight line basis over a twenty year period.

 The Company's investment in Danring is summarized below.

       Non-cash current assets                    $ 6,649
       Property, plant and equipment                  119
       Other long term assets                         --
                                                   ------
       Non-cash assets acquired                     6,768

       Current liabilities                         (6,877)
       Long term liabilities assumed                  --
                                                   ------
       Net non-cash assets acquired                  (109)
                                                   ------

       Cash acquired                                3,062
                                                   ------
                                                    2,953

       Goodwill upon acquisition                    8,191
                                                   ------

       Total consideration paid                   $11,144
                                                   ======

                                (page 10 of 27)

The operating results of Danring from the acquisition date of January 16, 1997 to the end of the third fiscal quarter ended January 26, 1997 were not material and therefore not consolidated into the operating results of the Company. The Consolidated Balance Sheet at January 26, 1997 includes the assets acquired and liabilities assumed of Danring, the components of which are shown in the table of the Company's investment in Danring above.


6.  Acquisition of Ouest Standard Telematique

In August 1996, the Company acquired a 100% equity interest in Ouest Standard Telematique S.A. ("OST"), a manufacturer of local area network equipment based in France, by the purchase of shares in the amount of $34,231,000. The purchase price excludes additional contingent payments which may be made over the next three years depending on the financial performance of OST, up to a maximum of US$10,000,000. The acquisition has been accounted for by the purchase method of accounting. Goodwill is being amortized on a straight line basis over a twenty year period.

The Company's investment in OST is summarized below.

      Non-cash current assets                                         $  9,984
      Property, plant and equipment                                      6,157
      Other long term assets                                               490
                                                                      --------
      Non-cash assets acquired                                          16,631

      Current liabilities                                              (27,017)
      Long term liabilities assumed                                     (6,313)
                                                                        ------
      Net non-cash assets acquired                                     (16,699)

      Cash acquired                                                      6,165
                                                                      --------
                                                                       (10,534)

      Goodwill upon acquisition                                         44,765
                                                                      --------

      Total consideration paid                                         $34,231
                                                                      ========

7.  Cash and Cash Equivalents

Components of cash and cash equivalents are:

                                                    January 26,       April 30,
                                                       1997             1996
                                                    -----------       --------
   Cash                                              $180,908         $285,054
   Held to maturity marketable securities
      (at amortized cost, which
        approximates fair market value)               173,253          152,280
   Available for sale marketable securities
        (at fair market value)                          1,833           18,415
                                                    ---------         --------
                                                     $355,994         $455,749
                                                    =========         ========

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

                                (Page 11 of 27)

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

                                          Fiscal quarter ended             Three fiscal quarters ended
                                          --------------------             ---------------------------
                                         January 26,  January 28,          January 26,     January 28,
                                            1997        1996                  1997           1996
                                          ---------    ---------            ----------      ---------
  Investing activities in short term
     marketable securities:

       Held to maturity securities
           Maturities                     $139,795    $127,904              $305,469        $188,179
           Purchases                       (44,972)    (59,124)             (326,442)       (285,773)
           Sales                              --         --                    --             --
                                          --------    --------             ---------        --------
                                            94,823      68,780               (20,973)        (97,594)

       Available for sale securities
           Sales                             --          --                   16,538          --
                                          --------    --------              --------        --------
                                            94,823      68,780                (4,435)        (97,594)
  Investing activities, as reported       (223,067)    (25,817)             (338,169)        (72,818)
                                           -------     -------               -------         -------

  Investing activities, U.S. GAAP        $(128,244)  $  42,963             $(342,604)      $(170,412)
                                           =======    ========               =======         =======

  Increase (decrease) in cash and
     cash equivalents, as reported       $(125,903)  $  54,811             $ (99,755)       $ 82,286

  Investing activities in short
     term marketable securities             94,823      68,780                (4,435)        (97,594)
                                          --------    --------             ---------        --------

  Increase (decrease) in cash and
    cash equivalents, U.S. GAAP          $ (31,080)   $123,591             $(104,190)      $ (15,308)
                                          ========     =======               =======        ========

8.  Inventories

                                  January 26,     April 30,
                                    1997            1996
                                   -------         -------
    Finished goods               $108,626        $  60,824
    Work in process                13,981           12,711
    Raw materials                  30,386           30,020
                                 --------         --------
                                 $152,993         $103,555
                                  =======          =======

Inventories at January 26, 1997 include inventories of UB Networks of $12,774,000 (April 30, 1996-- nil); Coasin of $8,963,000 (April 30, 1996-- nil);
Danring of $5,257,000 (April 30, 1996-- nil); and OST of $5,734,000 (April 30,
1996-- nil).

                                (Page 12 of 27)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

9.  Goodwill

Goodwill, net of accumulated amortization, is as follows.

                                                January 26,     April 30,
                                                   1997           1996
                                                  ------         ------
     UB Networks (Note 3)                        $ 15,880        $  --
     Coasin Chile S.A. (Note 4)                    10,219           --
     Danring A/S (Note 5)                           8,191           --
     Quest Standard Telematique (Note 6)           40,852           --
     Transistemas S.A.                             15,830         15,510
     Advanced Computer Communications              18,495         11,162
                                                  -------         ------
                                                 $109,467        $26,672
                                                  =======         ======

10. Earnings per Share

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

Under U.S. GAAP earnings per share is calculated using the treasury stock method. Earnings per share in U.S. dollars is disclosed for the convenience of the reader. The exchange rates used for translation are based on the daily average exchange rate of a Canadian dollar for U.S. dollars as reported by the Federal Reserve Bank of New York. The calculation of net earnings (loss) and earnings (loss) per share under U.S. GAAP are as follows.



                                (Page 13 of 27)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

                                                    Fiscal quarter ended         Three fiscal quarters ended
                                                    --------------------         ---------------------------
                                                  January 26,   January 28,       January 26,    January 28,
                                                    1997          1996               1997         1996
                                                    ----          ----               ----         ----
     Net earnings, as reported                      $63,031      $53,881            $186,613     $136,369

     Write off of purchased in process
         research and development
         upon acquisition of
         UB Networks (Note 3)                       (96,940)        --               (96,940)        --
                                                   --------      -------           ---------    ---------
     Net earnings (loss), U.S. GAAP                $(33,909)     $53,881           $  89,673     $136,369
                                                   ========      =======           =========     ========


     Earnings per share
         Primary                                     $(0.20)       $0.31               $0.51        $0.81
                                                   ========      =======           =========     ========
         Fully diluted                               $(0.20)       $0.31               $0.51        $0.79
                                                   ========      =======           =========     ========

     Earnings per share -- in U.S. dollars
         Primary                                     $(0.15)       $0.23               $0.38        $0.59
                                                   ========      =======           =========     ========
         Fully diluted                               $(0.15)       $0.23               $0.38        $0.58
                                                   ========      =======           =========     ========
     Weighted average number of shares
         Primary                                    170,941      171,158             174,807      169,226
                                                   ========      =======           =========     ========
         Fully diluted                              170,941      172,729             174,807      171,860
                                                   ========      =======           =========     ========

11.  Litigation

During the fiscal year ended April 30, 1995, the Company was served with one of several complaints filed in United States District Court in Washington, D.C. by certain persons purporting to be purchasers of Common Shares of the Company. On or about May 8, 1995 these complaints were combined into a single consolidated and amended complaint (the "First Amended Complaint") which named the Company and certain of its executive officers as defendants. The First Amended Complaint purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law, for which damages were sought in unspecified amounts. On June 3, 1996, the Court issued an order granting in part and denying in part the defendants' motion to dismiss. Among other things, the Court dismissed with prejudice the claim alleging violation of common law. The Court also dismissed the majority of plaintiffs' allegations of violation of United States securities law, but granted plaintiffs leave to replead these allegations in a Second Amended Complaint, which plaintiffs filed on July 3, 1996. The Court further conditionally certified the action as a class action without prejudice to the Company's right to


                                (Page 14 of 27)
renew its objection to class action certification upon completion of discovery. The defendants have moved to dismiss the Second Amended Complaint. The Company intends to continue to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to the action. Because the outcome of the action is not certain at this time, no provision for any liability that may result upon adjudication has been made in these financial statements.


                                (Page 15 of 27)

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

During the quarter ended January 26, 1997, the Company acquired 100% equity interests in Ungermann-Bass Networks, Inc. ("UB Networks") and Danring A/S ("Danring"), as well as a 51% equity interest in Coasin Chile S.A. ("Coasin"). UB Networks is a manufacturer of local area network equipment based in Santa Clara, California. Danring and Coasin are systems integrators of networking products in Denmark and Chile respectively. The operating results of both UB Networks and Danring from the acquisition date to the end of the third fiscal quarter ended January 26, 1997 were not material and therefore not consolidated into the operating results of the Company. Coasin was acquired effective November 1, 1996. Because Coasin's fiscal quarters end at calendar quarter ends, two months of Coasin's results were consolidated with those of the Company for the fiscal quarter ended January 26, 1997. The Consolidated Balance Sheet as at January 26, 1997 includes the assets acquired and liabilities assumed of UB Networks, Danring and Coasin.

RESULTS OF OPERATIONS

Sales increased in the third fiscal quarter of fiscal 1997 ended January 26, 1997 by 41% compared to sales in the third quarter of fiscal 1996 ended January 28, 1996. The increase in sales resulted in net earnings of $63,031,000 for the third quarter of fiscal 1997, an increase of 17% over net earnings for the third quarter of fiscal 1996. For the first nine months of fiscal 1997 sales increased 44% compared to sales in the first nine months of fiscal 1996, resulting in net earnings of $186,613,000 for the first nine months of fiscal 1997, an increase of 37% over net earnings for the first nine months of fiscal 1996.

Sales

                                        Fiscal Quarter Ended                 Three Fiscal Quarters Ended
                              ----------------------------------          ---------------------------------
                               Jan 26,      Jan 28,         %              Jan 26,      Jan 28,        %
                                1997         1996       Increase            1997         1996       Increase
                              --------     --------     --------          --------     ---------    --------
                                                 (Canadian dollars in thousands)
   Sales                      $333,267     $236,678        41%            $935,386     $649,304        44%
                               =======      =======                        =======      =======

Product line enhancements and new products introduced in fiscal 1995 and fiscal 1996 resulted in increased sales in the third quarter and first nine months of fiscal 1997 relative to the third quarter and first nine months of fiscal 1996 in the public networking and private corporate networking markets worldwide. This increase principally reflected growth in sales in Europe, the Asia Pacific region and Latin America, as well as higher sales of products based on ATM (asynchronous transfer mode) and other packet-based technologies and advanced circuit switched networking multiplexers. The Company's sales in the third quarter and first nine months of fiscal 1997 to telephone companies and other carriers for central office applications for tariffed services, for use within their internal networks and for resale to end users increased relative to the overall increase in sales compared to the third quarter and first nine months of fiscal 1996. Sales to carriers represented 70% of total sales in the third quarter of fiscal 1997 and 69% for the first nine months of fiscal 1997, compared to 65% of total sales in the third quarter and 64% in the first nine months of fiscal 1996. Deliveries to original equipment manufacturers (OEMs) for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales in the third quarter and first nine months of fiscal 1997 and the third quarter and first nine months of fiscal 1996. Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were greater than 10% of total sales for the third quarter and first nine months of fiscal 1997.


                                (Page 16 of 27)

The Company expects the proportion of sales derived from products based on packet technologies to continue to increase relative to sales derived from circuit switched networking multiplexers in fiscal 1997 when compared to fiscal 1996. The Company is also subject to a greater degree of variation in quarterly sales of circuit switched networking multiplexers as an increasing proportion of sales of these products is expected to be derived from less mature, high growth markets outside of North America.

Product sales and service revenues attributable to UB Networks are expected to represent between 15% and 25% of the Company's consolidated revenues for the fourth quarter of fiscal 1997 ending April 30, 1997. In addition, because UB Networks products are generally sold into corporate networks, the proportion of sales to carriers is expected to decline to less than 60% of total sales in the fourth quarter of fiscal 1997.

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

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. During the third quarter of fiscal 1997, the decrease in the value of the Canadian dollar against the Pound Sterling, offset by an increase in the Canadian dollar against the U.S. dollar, relative to exchange rates in the third quarter of fiscal 1996, resulted in no material variance in reported sales, gross margin or income from operations. During the first nine months of fiscal 1997, the decrease in the value of the Canadian dollar against the U.S. dollar and the Pound Sterling, relative to exchange rates in the first nine months of fiscal 1996, resulted in no material variance in reported sales, gross margin or income from operations.

Cost of Sales and Gross Margin

                                  Fiscal Quarter Ended                       Three Fiscal Quarters Ended
                                  --------------------                       ---------------------------
                                  Jan 26,      Jan 28,                          Jan 26,         Jan 28,
                                    1997         1996                             1997           1996
                                  --------     -------                         ---------       ---------
                                                     (Canadian dollars in thousands)
   Gross margin                   $213,261     $154,075                         $602,452       $425,352
                                   =======      =======                          =======        =======

   As % of sales                       64%          65%                              64%            66%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin as a percentage of sales declined slightly in the third quarter and first nine months of fiscal 1997 relative to the third quarter and first nine months of fiscal 1996. The decline was primarily the result of a decline in the proportion of total revenues derived from sales of products earning high gross margins expressed as a percentage of sales, such as network management software and advanced networking multiplexers. Revenues generating gross margins below the Company's average gross margins, such as service revenues, increased as a proportion of overall revenues. In addition, gross margins earned on product sales and service revenues of companies acquired during fiscal 1997 have been below the average gross margins earned on the Company's other products. If the proportion of revenues

                                (Page 17 of 27)
derived from service and lower margin products increases or selling prices decline, the gross margin expressed as a percentage of sales could decline further.

Based on historical gross margins achieved by UB Networks, the Company expects the consolidation of the operating results of UB Networks in the fourth quarter of fiscal 1997 to reduce the overall gross margin of the Company, expressed as a percentage of sales, by 3% to 6%.

Selling, General and Administration Expenses

                                           Fiscal Quarter Ended               Three Fiscal Quarters Ended
                                  -----------------------------------      ---------------------------------
                                  Jan 26,      Jan 28,          %           Jan 26,    Jan 28,          %
                                    1997         1996        Increase         1997       1996       Increase
                                  --------     --------      --------       --------   --------     --------
                                                       (Canadian dollars in thousands)
   Selling, general and
     administration
     expenses                      $81,986      $57,434        43%          $226,382     $167,770      35%
                                    ======       ======                      =======      =======

   Net expenses as
     a % of sales                      25%          24%                          24%        26%

Selling, general and administration expenses increased in the third quarter and first nine months of fiscal 1997 relative to the third quarter and first nine months of fiscal 1996 primarily as a result of increases in sales and service personnel as the Company invested in programs to strengthen its sales and support infrastructure throughout the world and to market new products. The growth in sales and service personnel from the first nine months of fiscal 1996 to the first nine months of fiscal 1997 was less than the rate of growth in sales over the same period, and as a result, selling, general and administration expenses decreased as a percentage of sales.

The acquisition of UB Networks is expected to result in an increase in selling, general and administration expenses, expressed as a percentage of sales, of 2% to 4% in the fourth quarter of fiscal 1997.

                                (page 18 of 27)

Research and Development


                                                  Fiscal Quarter Ended                 Three Fiscal Quarters Ended
                                           ---------------------------------        -----------------------------------
                                           Jan 26,      Jan 28,         %            Jan 26,       Jan 28,        %
                                             1997         1996      Increase          1997          1996       Increase
                                           --------     --------    --------        ---------     ---------    --------
                                                                 (Canadian dollars in thousands)
   Gross research and
     development expenditures               $48,231      $32,169        50%          $131,602      $93,114        41%

   Investment tax credits                     6,600        5,522        20%            18,400       15,674        17%

   Customer, government
     and other funding                        2,369        2,743       (14%)            6,796        6,384         6%

   Net deferral (amortization) of
     software development costs                 951          797        19%             2,693        2,439        10%
                                             ------       ------                      -------       ------
   Net research and
     development expenses                   $38,311      $23,107        66%          $103,713      $68,617        51%
                                             ======       ======                      =======       ======
   Gross expenditures
     as a % of sales                            14%          14%                          14%          14%

   Recoveries as a %
     of gross expenditures                      21%          28%                          21%          26%

   Net expenses as a % of sales                 11%          10%                          11%          11%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, subcontracted research and development costs and costs associated with equipment and facilities. The increased costs in the third quarter and first nine months of fiscal 1997 compared to the third quarter and first nine months of fiscal 1996 reflect spending on new networking products and features and product enhancements, particularly for integral ATM and frame relay products in both wide area network and local area network interworking applications.

Recoveries decreased as a percentage of gross expenditures in the third quarter and first nine months of fiscal 1997 compared to the third quarter and first nine months of fiscal 1996 due to a decline in investment tax credits and customer, government and other funding as a proportion of gross research and development expenditures. Based on Management's estimates of the proportion of fiscal 1997 gross research and development expenditures eligible for investment tax credits, current levels of committed funding, and estimated amortization of deferred software development costs, Management expects the level of recoveries as a percentage of gross research and development expenditures in fiscal 1997 to decline relative to fiscal 1996.

Of the acquisitions made by the Company in the third quarter of fiscal 1997 only UB Networks undertakes research and development activities. Management expects for the fourth quarter of fiscal 1997, research and development spending, expressed as a percentage of sales, will not materially increase due to the acquisition of UB Networks.

The markets for the Company's products are characterized by continuing technological change. As a result, Management believes that continued significant expenditures for research and development will be required in the future.



                                (Page 19 of 27)

Interest and Other Expenses

                                                  Fiscal Quarter Ended                 Three Fiscal Quarters Ended
                                           ---------------------------------        ----------------------------------
                                            Jan 26,      Jan 28,       %             Jan 26,      Jan 28,        %
                                             1997         1996      Increase          1997         1996       Increase
                                           --------     --------    --------        ---------    ---------    --------
                                                              (Canadian dollars in thousands)
   Interest income                           $5,530       $5,815        (5%)          $16,322      $17,329        (6%)

   Interest expense on
     long term obligations                      933          146       539%             1,191          435       174%

   Other expenses (income)                    2,398       (2,043)      217%             7,277        2,984       144%


Interest income for the third quarter and first nine months of fiscal 1997 decreased compared to the third quarter and first nine months of fiscal 1996 despite the increased cash position maintained throughout eight of the first nine months of fiscal 1997 compared to fiscal 1996 due to a decline in interest rates earned on investments. Interest expense on long term obligations increased in the third quarter of fiscal 1997 due to the assumption of long term obligations of companies acquired by the Company during fiscal 1997. Other expenses represented less than 1% of sales in the third quarter and first nine months of fiscal 1997 and fiscal 1996. Other expenses in the third quarter of fiscal 1996 include a gain of $3,967,000 on the divestiture related to the sale of a 61% equity interest in Tundra Semiconductor Corporation through a private placement.


Income Taxes

                                            Fiscal Quarter Ended             Three Fiscal Quarters Ended
                                            --------------------             ---------------------------
                                            Jan 26,     Jan 28,                  Jan 26,       Jan 28,
                                              1997        1996                    1997          1996
                                            --------    -------                 --------      --------
   Income tax rate                             31%        33%                      32%           33%

The composite rates of income tax for the third quarter and first nine months of fiscal 1997 and fiscal 1996 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rate of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate through the application of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.


Non-Controlling Interest

The non-controlling interests' share of net earnings of $2,632,000 in the third quarter ($4,625,000 in the first nine months) of fiscal 1997 was derived from net earnings of Transistemas S.A., an Argentine systems integrator of networking products, Coasin Chile S.A., a systems integrator of networking products and ACC, a manufacturer of local area network bridges and routers. The Company has a 51% equity interest in Transistemas S.A., Coasin Chile S.A., and ACC. The non-controlling interests' share of net losses of $943,000 in the first nine months of fiscal 1996 was due primarily to restructuring costs incurred by ACC.


                                (Page 20 of 27)

Net Earnings

An increase in sales resulted in net earnings of $63,031,000 for the third quarter of fiscal 1997, an increase of 17% over net earnings for the third quarter of fiscal 1996. Net earnings of $186,613,000 for the first nine months of fiscal 1997 increased 37% relative to net earnings of $136,369,000 for the first nine months of fiscal 1996 principally due to the increase in sales of 44% over the same period.

Under U.S. GAAP, purchased in process research and development acquired by the Company on the acquisition of UB Networks would be written off at the time of acquisition. Accordingly, the determination of net earnings (loss) under U.S. GAAP is as follows.

                                                     Fiscal quarter ended         Three fiscal quarters ended
                                                  -------------------------       ---------------------------
                                                  January 26,   January 28,       January 26,    January 28,
                                                    1997          1996               1997         1996
                                                  ----------    -----------       -----------    -----------
   Net earnings, as reported                       $ 63,031      $53,881            $186,613     $136,369

   Write off of purchased in process
         research and development
         upon acquisition of
         UB Networks                                (96,940)        --               (96,940)        --
                                                     ------       ------             -------      -------

   Net earnings (loss), U.S. GAAP                  $(33,909)     $53,881            $ 89,673     $136,369
                                                     ======       ======             =======      =======

The Company expects that the acquisitions of UB Networks, Danring and Coasin will not have a material effect on operating income from continuing operations for the fourth quarter of fiscal 1997 ending April 30, 1997.


FINANCIAL CONDITION

During the first nine months of fiscal 1997 ended January 26, 1997 working capital decreased from $658,087,000 to $579,681,000. As at January 26, 1997 the Company had $355,994,000 of cash and cash equivalents, which decreased by $99,755,000 during the first nine months of fiscal 1997. The decrease is due to cash used for the acquisitions of subsidiaries of $206,960,000 and additions to property, plant and equipment of $81,611,000, offset by net earnings for the first nine months of fiscal 1997 of $186,613,000.

Two principal components of the Company's working capital are accounts receivable and inventory. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $66,872,000. At January 26, 1997 there were no outstanding borrowings under these lines of credit.

On January 17, 1997, the Company acquired a 100% equity interest in UB Networks by the purchase of shares in the amount of $146,590,000. The purchase price includes professional fees and other direct costs of the acquisition, and excludes additional contingent payments which may be made over the next two years based on 50% of the gross margin earned on UB Networks' products above a certain amount which approximates the gross margin earned on the products prior to the acquisition, up to a maximum of 50% of the purchase price paid to the seller. The acquisition has been accounted for by the purchase method of accounting.



                                (Page 21 of 27)

Effective November 1, 1996 the Company acquired a 51% equity interest in Coasin by the purchase of shares in the amount of $14,129,000. The purchase price excludes additional contingent payments which may be made over the next two years depending upon the financial performance of Coasin, up to a maximum of US$2,595,000. The acquisition has been accounted for by the purchase method of accounting.

On January 16, 1997, the Company acquired a 100% equity interest in Danring by the purchase of shares in the amount of $11,144,000. The acquisition has been accounted for by the purchase method of accounting.

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

Management anticipates that capital expenditures for fiscal 1997 will exceed those of fiscal 1996 as the Company invests in new facilities in Canada, in research and development and manufacturing equipment and in information systems. The Company also anticipates increasing its current investments in subsidiaries and associated companies, and intends to extinguish its existing long term obligations as they become due. The Company intends to fund the increased capital expenditures, increased investments and retirement of long term obligations with existing cash and cash generated from operations during fiscal 1997. In addition, the Company may use a portion of its cash resources, supplemented as appropriate by the issuance of shares, to continue to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

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



                                (Page 22 of 27)

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

On December 19, 1996, Peter Sommerer was appointed as Vice Chairman of the Board of Directors of the Company. He has held a variety of positions with the Company since February 1987, most recently as President and Chief Operating Officer since June 1993. Peter D. Charbonneau has replaced Mr. Sommerer as President and Chief Operating Officer of the Company. He has held a variety of positions with the Company since January 1987 and has been Executive Vice President and Chief Financial Officer of the Company since June 1993. Replacing Mr. Charbonneau as Chief Financial Officer was Kenneth B. Wigglesworth, who has held a variety of positions with the Company since July 1987 and has been Vice President, Finance of the Company since June 1993.


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


       b)  Reports on Form 8-K

             The Company filed a Current Report on Form 8-K dated January
             17, 1997 related to the purchase of Ungermann-Bass Networks, Inc.



                                (Page 23 of 27)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NEWBRIDGE NETWORKS CORPORATION
                                                    (Registrant)





Date: March 11, 1997                         By: /s/Terence H. Matthews
                                                 ----------------------
                                                 Terence H. Matthews,
                                                 Chairman of the Board of
                                                 Directors and Chief
                                                 Executive Officer




Date: March 11, 1997                         By: /s/Kenneth B. Wigglesworth
                                                 --------------------------
                                                 Kenneth B. Wigglesworth,
                                                 Vice President,
                                                 Chief Financial Officer



                                (Page 24 of 27)

                                 EXHIBIT INDEX


                                                                        Page No.
                                                                        --------

11.1     Computation of earnings per share under accounting
           principles generally accepted in Canada............................26

11.2     Computation of earnings per share under accounting
           principles generally accepted in the United States.................27


                                (Page 25 of 27)