Form 10-K405
period 1997-04-30
NEWBRIDGE NETWORKS CORP
filed 1997-07-14
CIK 827301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1997

                         Commission file number 1-13316

                         Newbridge Networks Corporation
             (Exact name of registrant as specified in its charter)


          Canada                                       98-0077506
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

600 March Road, Kanata, Ontario, Canada                K2K 2E6
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:            (613)  591-3600

          Securities registered pursuant to Section 12(b) of the Act:


     Common Shares, no par value                New York Stock Exchange
          (Title of class)           (Name of each exchange on which registered)

  The common shares are also listed on The Toronto Stock Exchange in Canada.

Securities registered pursuant to Section 12(g) of the Act:       None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes       X                No
                                            -----                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At June 12, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately Cdn$7,177,000,000. The number of common shares of the registrant outstanding as at June 12, 1997 was 172,825,492.


                         Exhibit index begins on Page 66

                                 EXCHANGE RATES

Financial information herein is expressed in Canadian dollars ($ or Cdn$), unless expressly stated in United States dollars (US$) or otherwise. The Company maintains its financial data in Canadian dollars. The high and low exchange rates (the highest and lowest rates at which Canadian dollars were sold), the average exchange rate (the average of the exchange rates on the last day of each month during the period), and the period end exchange rate of the Canadian dollar in exchange for United States dollars in each of the five 12 month periods ended April 30, 1997, as calculated from the exchange rates reported by the Federal Reserve Bank of New York, are set forth below.

                                        12 Month Period Ended April 30,
                      ------------------------------------------------------

                          1997       1996       1995       1994        1993
                          ----       ----       ----       ----        ----
High                  US$0.7513  US$0.7527  US$0.7457  US$0.7933   US$0.8453
Low                      0.7145     0.7224     0.7023     0.7166      0.7761
Average                  0.7319     0.7345     0.7248     0.7536      0.8067
Period End               0.7158     0.7345     0.7355     0.7237      0.7873

On June 12, 1997, the noon buying rate in New York City for the Canadian dollar as reported by the Federal Reserve Bank of New York was US$1.00 = Cdn$1.3825 (equivalent to US$0.7233 = Cdn$1.00).


                           -------------------------

The following trademarks are mentioned in this Report on Form 10-K:
Newbridge(R), MainStreetXpress(TM), VIVID(R) and MainStreet(R) which are trademarks of Newbridge Networks Corporation; and ACC(R), which is a trademark of Advanced Computer Communications.

                         NEWBRIDGE NETWORKS CORPORATION

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART  I
     Item 1.   Business
                 General................................................................................. 4
                 Networking Industry..................................................................... 4
                 Business Strategy....................................................................... 5
                 Products................................................................................ 6
                 Research and Product Development........................................................ 8
                 Sales, Marketing and Distribution....................................................... 8
                 Customer Service and Support............................................................ 9
                 Manufacturing........................................................................... 9
                 Competition.............................................................................10
                 Government Regulation...................................................................10
                 Proprietary Rights......................................................................11
                 Employees...............................................................................11
     Item 2.   Properties................................................................................11
     Item 3.   Legal Proceedings.........................................................................12
     Item 4.   Submission of Matters to a Vote of Security Holders.......................................12

PART  II

     Item 5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters
                 Common Share Price Range and Dividends..................................................13
                 Cautionary Statement Regarding Forward-Looking Information..............................14
                 Certain Tax Considerations..............................................................17

     Item 6.   Selected Financial Data...................................................................18
     Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........................................20
     Item 8.   Financial Statements and Supplementary Data...............................................28
     Item 9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure..................................................54

PART  III

     Item 10.  Directors and Executive Officers of the Registrant........................................55
     Item 11.  Executive Compensation....................................................................57
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management..........................................................................57
     Item 13.  Certain Relationships and Related Transactions............................................59

PART  IV

     Item 14.  Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K.................................................................60

SIGNATURES...............................................................................................63

                                     PART I

Item 1.  BUSINESS


GENERAL

Newbridge Networks Corporation (the "Company" or "Newbridge") is a world leader in designing, manufacturing, marketing and servicing a comprehensive desktop-to-desktop family of networking products and systems that enables customers in more than 100 countries to access the power of multimedia communications. The Company was incorporated in June 1986 in Ontario under the Canada Business Corporations Act.

NETWORKING INDUSTRY

The networking industry encompasses a broad array of communications services and equipment. An increasing variety and volume of communications in the form of voice, data, text, electronic mail, graphics, video, imaging, facsimile, videoconferencing, online transaction processing and others are transmitted across communications networks.

Networks are experiencing robust growth, driven by the demand for networking solutions from both consumers and corporations. Information networks are becoming essential to companies in the emerging global, networked economy, as more and more companies are networked together and electronic commerce enhances and even supplants traditional business transactions. Computer networks have become the electronic matrix through which vital business information flows, as large and small organizations alike seek to communicate more rapidly and efficiently with their key stakeholder groups, including branch offices, field force, telecommuters, customers and suppliers.

In addition, the number of households throughout the world connected to the Internet is projected to increase from around 20 million in 1996 to more than 60 million by the year 2000 (source: Forrester Research). For corporations, the demand for equipment to create intranets, a term used increasingly to describe enterprise networks, continues to increase at a compound annual growth rate of more than 30% (source: Forrester Research).

The key driver for growth in network capacity starts with the desktop computer where processing power continues to increase dramatically. At the same time, software suppliers leverage this growing computing power by creating increasingly power-intensive software applications. This constant upgrade of the power of the desktop computer pressures network managers to expand the size and traffic-handling capacity of their networks. In addition, companies are increasingly reliant on networked computers.

The enterprise network in today's global economy is much more geographically dispersed than in the past. As well, it is faced with an increasing number of users demanding higher quality of service. Companies have discovered that software applications in a client/server environment require larger amounts of switching and transmission capacity, or bandwidth, which is increasingly stretched in traditional local area networks (LANs).

In addition, the advent and growth of bandwidth-intensive multimedia applications have subjected networks to greater quality-of-service (QoS) and capacity pressures. Multimedia is defined as the combination of multiple media forms for conveying information. While formats vary and will continue to evolve, they usually involve elements such as voice, text, image, video, audio and animation. Combinations of these media provide powerful communications tools, but they are not tolerant of the quality impairing delays associated with the "store-and-forward" nature of router-based networks.

The term "local area network" is becoming an anachronism as the majority of network traffic today moves off the LAN on which it originated. In most cases the network traffic traverses some form of local and/or long distance telephone company's (carrier) network thus extending the bandwidth pressure to the wide area network (WAN).

To meet the growing customer demand for network resources, carriers have deployed new technologies, as they have become available, in a myriad of special services networks. The networking equipment for special services networks typically resides as part of the carrier switching and transmission infrastructure, but separate from the voice-oriented equipment of the public switched telephone network (PSTN).

Carriers also face a significant second challenge stemming from deregulation and increased competition. Internet service providers, competitive access providers and cable television operators have entered the market and provide both indirect competition through the offering of new services and direct competition through the offering of lower cost traditional services. This competitive challenge requires them to reduce costs and optimize network resources while the challenge of growing demand for new communications services requires carriers to invest in new infrastructures.

In order to reconcile these conflicting needs, carriers are migrating the disparate array of networks and services offered from these networks onto a single, unifying, flexible infrastructure. The scalability and flexibility of asynchronous transfer mode (ATM) switching technology make it well suited for multiple traffic types, or services, enabling carriers to launch new higher margin value-added services. At the same time carriers can lower their up-front and operating costs and improve the manageability of their overall network infrastructure by consolidating their present networks onto one ATM-based network.

BUSINESS STRATEGY

The Company's business strategy is to provide comprehensive fully managed end-to-end networking solutions to carriers and corporate customers based on a broad product family which cost effectively addresses their current and future communications requirements.

Newbridge products are designed in accordance with a common, flexible, architecture to provide customers with a seamless migration and integration path across the product family. The full product family is modular for flexibility and highly scalable to meet evolving customer requirements. Products are software controlled and remotely manageable for customer ease of use and efficiency. All Newbridge products are designed to comply with industry standards throughout the world in order to deliver optimal interoperability and performance in multiprotocol, multivendor networks.

The markets for Newbridge products are characterized by rapid technological change. To maintain its leadership position in advanced networking technologies, Newbridge is committed to research and development. The Company conducts the majority of its research and development in a lower cost environment compared with many competitors.

Because of the Company's focus on and commitment to research and development, coupled with the cost advantages, Newbridge's strategy has been oriented towards in-house product development. This is in contrast with some other networking vendors who devote proportionately fewer resources to research and development and who have more often taken the approach of obtaining technology and products through acquisitions of other companies. Newbridge believes that its strategy results in a more cohesive product solution set for delivering seamless end-to-end networking solutions.

For example, common ATM hardware and software development undertaken by the Company is shared by the VIVID switched routing system for the enterprise networking market and the MainStreetXpress product line for the wide area network space. This approach results in lower overall development costs and allows Newbridge to leverage product functionality developed for one market to products addressing other markets.

The Company's architectural approach for ATM networks is directed towards providing solutions to issues facing both carriers and corporate network managers. For carriers, the Company' product strategy emphasizes robustness and scalability in the core of the carrier network, versatility and high scalability at the edge, and a fully-featured, low cost access solution from the customer premise. This approach enables carriers to reduce infrastructure costs and differentiate service offerings by provisioning multiple services on a single network.

The enterprise networking solution, VIVID, is designed to integrate networking capabilities for video, voice, image and data based on Multi Protocol Over ATM
(MPOA), the only industry standard for switched routing. The VIVID architecture addresses issues inherent in today's traditional router-based networks with by optimally handling delay-sensitive multimedia traffic with QoS. VIVID can deliver significant performance improvements addressing capacity constraints created by growing demands for connectivity and the changing nature of network traffic towards bandwidth-intensive multimedia applications.

The Company extends its business strategy through various alliances and strong relations with affiliated companies. In March 1996 Newbridge and Siemens formed an alliance to address emerging ATM implementations for carriers. The alliance incorporates collaborative research and development activities, common branding under the MainStreetXpress name and joint sales and marketing efforts. Newbridge maintains other strategic alliances and also works with a family of affiliated companies. The affiliated companies, in which Newbridge owns an equity stake, generally address markets within the networking industry which are complementary to the Newbridge product offering.

PRODUCTS

Newbridge has developed a broad family of digital narrowband and broadband networking products that are effective in carrier, corporate and hybrid networks. These products operate under a center-weighted network management system, which is advantageous for scalable networks, and offer software controlled end-to-end connectivity. Newbridge products employ a common architecture that allows time division multiplexing (TDM), X.25, frame relay, ATM and LAN internetworking to coexist within the same network and provides a migration path from narrowband to broadband networks.

TDM products from Newbridge, such as the 3600 and 3645 MainStreet Bandwidth Managers, are leading platforms for private line services throughout the world because of their wide range of voice and data interfaces, adherence to the range of domestic and international standards, quality and reliability, end-to-end network manageability, and flexibility for seamless expansion and migration as networks grow and applications evolve.

Based on the 3600 MainStreet Bandwidth Manager, the 36120 MainStreet can be used to deploy frame relay or X.25 networks over a TDM circuit switched network infrastructure. Network bandwidth can be flexibly divided between frame relay and circuit switching applications. With just one network architecture handling circuit and packet switching, network design tasks are simplified and network efficiency is enhanced. The 36120 MainStreet frame relay switch interworks with the Company's ATM systems so end-to-end network conversion is not required to take advantage of the benefits of a high capacity ATM-based core network.

The Newbridge family of ATM products represents a broad and flexible array of end-to-end managed networking solutions. The Newbridge ATM product family includes high performance enterprise, access, edge and core switches for corporate and wide area networks. Network operators can build consolidated networks that deliver services for a variety of applications managed by a single network management system. This approach enables operators to reduce infrastructure costs and differentiate service offerings by provisioning multiple services on a single network.

The MainStreetXpress 36170 Multiservices Switch is a high capacity platform, designed to scale from 800 Mbit/s (millions of bits per second) to 51.2 Gbit/s (billions of bits per second). It supports multiple services, including native cell relay, frame relay, circuit emulation for private line services, LAN connectivity, internetworking and wireless broadband. The modular architecture of the MainStreetXpress 36170 switch enables network operators to expand from a single-shelf system to a large multi-shelf system in an as-needed fashion. The high port density of the system translates into competitive per-port pricing.

The Company's MainStreetXpress product line also includes the MainStreetXpress 36150 Access Switch, which provides a wide variety of service and transmission interfaces, and the MainStreetXpress 36190 Core Services Switch, a high performance ATM backbone or core switch, designed to scale beyond one Terabit (a trillion bits) per second.

The VIVID switched routing system is an internetworking solution that optimally supports high bandwidth, delay-sensitive applications such as desktop videoconferencing, distance learning and collaborative work sessions, while integrating seamlessly with existing LANs. VIVID uses MPOA switching technology to combine the performance and simplicity of switching with routing functionality. The VIVID system also includes a variety of integrated products for LAN switching and distribution to the desktop, generally acquired as part of the Company's purchase of Ungermann-Bass Networks, Inc. ("UB Networks") in fiscal 1997.

Newbridge also addresses the access market segment with products which allow carriers to deploy multiple services and permit access to those services for customers with multiple applications. These products include a variety of primary rate WAN access devices, as well as narrowband WAN access devices for connecting remote and small sites. In addition, the MainStreet Data Termination Units extend the network beyond the multiplexer to the end point of both circuit and packet switched connections. Through its subsidiary ACC, the Company has also developed a range of bridge/routers for enterprise-wide remote access.

In May 1997 Newbridge and its subsidiary ACC jointly announced the Tigris remote access concentrator to address a new high growth segment of the networking market. Tigris was designed as an integrated access platform to deliver Internet access over both dial-in (modem and ISDN) and dedicated (frame relay, SMDS, X.25, private line) services.

Newbridge complements products providing connectivity with an extensive suite of network and service management software products ranging from configuration and alarm monitoring to interfaces to umbrella management systems and customer service management systems. The MainStreetXpress 46020 Network Manager provides unified management of Newbridge, Siemens and third-party LANs and WANs across multiple technologies, including circuit switching, packet switching, LAN internetworking and ATM. It features a rich, object-oriented user interface for efficient user navigation, and a scalable client/server architecture to provide simultaneous access for up to 128 operators and cost-effective management for networks containing up to 5,000 nodes and 100,000 network paths.

Sales of networking products and related services accounted for 100% of the Company's sales in fiscal 1997 and 99% of the Company's sales in fiscal 1996 and fiscal 1995.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and product development activities apply the latest technologies to the development of advanced functionality in networking hardware and software. In its product development strategy, Newbridge employs an "evergreen" approach in which new products and features are designed to accommodate the architecture of existing products. This approach protects customers' investment in their installed base of networking equipment.

In addition to the ongoing evolution of product functionality, a significant portion of the research and development effort is directed towards the development of new products for new applications and markets. Major initiatives include development efforts on new networking products, features and interfaces for ATM platforms in carrier, carrier access and enterprise network applications and network and service management software. In addition to the Company's internal research and product development, the Newbridge development strategy includes relationships with affiliated companies developing technology complementary to Newbridge, strategic partnering, such as joint research and development programs with Siemens, and acquisitions.

Research and development project schedules for high technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve its expected initial shipment dates of products in development. Because timely availability of new and enhanced products is critical to the success of the Company, delays in availability of these products, or lack of market acceptance of such products, could adversely affect the Company.

The Company's ability to anticipate changes in technology, industry standards and communications service provider offerings, and to develop and introduce new and enhanced products on a timely basis that are successful in the market will be a significant factor in the Company's competitive position and its prospects for growth.

For additional discussion of the Company's research and development expenditures in fiscal 1997, 1996 and 1995, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES, MARKETING AND DISTRIBUTION

Newbridge sells its products in more than 100 countries. The Company has established direct sales forces throughout the world, as well as marketing and distribution arrangements with telephone companies, original equipment manufacturers (OEMs), distributors and dealers.

In March 1996, the Company formed an alliance with Siemens which includes common branding under the MainStreetXpress name for ATM products and joint sales and marketing efforts. Siemens sells the Company's circuit switched networking products, ATM products and network and service management products, primarily to carriers in Europe, Latin America, Asia and North America. Newbridge products are also distributed throughout the world by Alcatel, Lucent Technologies, Cable and Wireless, Nippon Telegraph and Telephone and other telecommunications equipment suppliers as well as by global carriers and consortia.

In acquiring UB Networks in January 1997, the Company added sales, pre-sales and support personnel located throughout the world focused on enterprise network sales to large corporate and government customers. The acquisition also provided a global network of distributors, value added resellers and dealers specializing in enterprise networking equipment.

The Newbridge sales force in the United States and Canada sells directly to carriers and other communications service providers such as AT&T, Regional Bell Operating Companies (RBOCs) and MCI for central office applications for tariffed services, internal network applications, as well as for resale to users. Newbridge also sells to Fortune 1000 sized companies and institutions directly and through distributors.

The product line is sold throughout Europe, the Middle East and Africa by a direct sales force as well as through OEM partners and distributors. During fiscal 1997 the Company enhanced its direct sales presence in Europe through acquisitions of Ouest Standard Telematique S.A. in France and Danring A/S in Denmark.

In Latin America and the Asia Pacific area, networking products are sold primarily through distributors, which are supported by local Newbridge sales and support offices. The Company extended its distribution capabilities during fiscal 1997 through acquisitions of systems integrators in Chile, Brazil, Costa Rica and Argentina.

The Newbridge sales organization throughout the world receives support from business unit management groups which provide product strategy and consultation on industry trends and pricing, and which solicit customer feedback for research and product development planning. The Company's marketing activities are centrally coordinated and emphasize complete network solutions for the carrier market and the enterprise network market.

The amount of sales, operating income and identifiable assets attributable to the Company's principal geographical regions and the amount of export sales from the Company's operations in Canada for each of the last three fiscal years are set forth in Note 17 to the Consolidated Financial Statements. For additional discussion of the Company's geographic segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER SERVICE AND SUPPORT

Reliability, performance, up-time and mean-time-to-repair are important factors customers consider in developing long term relationships with potential suppliers of networking systems. The increasing dependency of many domestic and international customers upon information networks has generated a demand for a very rapid problem response time. To satisfy this customer demand, the Company offers 24-hour Network Technical Assistance Centers, complemented by the service support organizations of the Company's distributors. Because of remote diagnostic capabilities of the Company's products, support engineers can immediately begin to diagnose field problems. When necessary, support engineers are dispatched from the Company's sales and support offices or by third party service providers. The Company's standard product warranty covers defects in material and workmanship and generally applies for 3 to 15 months after shipment.

MANUFACTURING

The principal steps in the manufacturing process are the purchase and management of materials, assembly, testing and final inspection. Because Newbridge manufactures and assembles virtually all of its products, the Company maintains direct control over production, quality and product availability. The Company purchases parts and components for assembly of its products from a large number of suppliers through a worldwide sourcing program. Although the Company single sources certain components, no single supplier has accounted for more than 10% of the Company's total purchases in any of the past three fiscal years. Newbridge has established strong relationships with key vendors to reduce the risk of significant shortages or delays relating to availability of materials. Shortages or delays in the supply of components, however, could adversely affect the Company's ability to meet scheduled product shipments in any particular fiscal quarter, which could materially affect the Company's operating results.

The Company currently has manufacturing, logistics and warehousing facilities in Canada, the United Kingdom and France. The Company also has logistics and warehousing facilities in the United States, Ireland, Hong Kong and Malaysia.

The Company schedules some production of its products based on internal sales forecasts. The Company's manufacturing procedures are designed to assure rapid response to customer orders, but may, in certain circumstances, create risk of excess or inadequate inventory if orders do not match forecast. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, Management believes that the Company's backlog as of any given date is not necessarily indicative of actual revenues for any succeeding period.

COMPETITION

The market for the Company's products is characterized by rapid technological change, evolving standards and regulatory developments. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than the Company.

In the market for core network products, the Company's competitors include Alcatel, Cascade Communications, Cisco Systems and Northern Telecom, as well as traditional circuit switched multiplexer vendors such as Ascom/Timeplex, Network Equipment Technologies and Tellabs. In the market for network access products for both service providers and enterprise networks, the Company competes with Ascend Communications, Cisco Systems and U.S. Robotics, among others. In addition, the Company's enterprise networking products compete with product offerings from various vendors including Bay Networks, Cabletron Systems and Cisco Systems.

Principal competitive factors are product line capabilities including integration of multiple applications on to a single network, price, ability to offer complete end-to-end networking solutions, reliability, adherence to standards, network management capabilities and market presence. Certain competitors, including traditional carrier core switch suppliers such as Ericsson, Fujitsu and Lucent Technologies, have a very large installed base of existing products in carrier and enterprise networks, some of which can be upgraded to accommodate new technologies and features.

The networking industry recently has been consolidating through strategic alliances, mergers and acquisitions and joint technology agreements. As a result, boundaries between different segments of the networking industry are being blurred as competitors attempt to position their product lines to address a broader spectrum of networking requirements.

GOVERNMENT REGULATION

The sale of networking products may be affected by governmental regulatory policies, the imposition of carrier tariffs, and taxation of telecommunications services, which may also affect the availability of high speed digital transmission lines. These policies are under continuous review and are subject to change.

In the United States, regulatory policies are likely to have a significant impact on the competitive environment in which the Company operates. The Telecommunications Act of 1996 and associated regulatory developments will eliminate or modify many regulatory restrictions in the telecommunications market. Deregulation enables local exchange telephone companies, RBOCs, long distance carriers, and other communications service providers as well as cable television operators and electric utilities to compete with each other in offering local and long distance telephone and multimedia communications services. In addition, the RBOCs are now permitted to manufacture and sell telecommunications equipment under certain conditions. Given the substantial resources and large customer base of the RBOCs, Newbridge could face competition from these companies should they satisfy these conditions and elect to manufacture networking products.

The regulatory environment in the European Union continues to increase competition and to open markets for telecommunications equipment vendors. Since July 1996 the only service which Member States can reserve exclusively for their public switched network operators is voice telephony. Voice telephony must be liberalized by January 1, 1998, subject to certain limited exclusions, and by that date the Member States which have not already fully liberalized their telecommunications markets are required to have in place the regulatory and licensing structures that will enable new operators to enter their markets.

Deregulation may also permit mergers among the RBOCs and other major telecommunications companies throughout the world. Although the impact of mergers that have been announced or are in the process of consummation cannot be predicted, greater concentration in the market for telecommunications services could adversely affect the market for networking products.

Governmental communications regulatory authorities have promulgated regulations which, among other things, set installation and equipment standards for private telecommunications systems and require that all newly installed hardware be registered and meet certain governmental approval standards. Management believes that the Company currently complies with, and expects to be able to continue to comply with these requirements.

PROPRIETARY RIGHTS

The name Newbridge, the Company's corporate logo, MainStreet and VIVID are registered trademarks of the Company in Canada, the United States, the United Kingdom, Germany, France and many other countries. A number of the Company's other trademarks and service marks are registered in Canada as well as in various other jurisdictions. The Company also claims rights to a number of unregistered trademarks, including MainStreetXpress, and other intellectual property rights. The Company protects its trademarks, inventions, trade secrets, and other proprietary rights by contract, trademark registration, patent registration and appropriate trademark and copyright markings, as well as with internal security. The Company licenses certain intellectual property rights from third parties. Management believes that the Company's competitive success will not depend on the ownership of intellectual property rights, but primarily on the innovative skills, technical competence and marketing abilities of the Company's employees.

EMPLOYEES

As of April 30, 1997, the Company had 5,761 employees. None of the Company's employees is represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. Management believes the Company's relations with its employees are good.


Item 2.  PROPERTIES

The Company owns its corporate headquarters in Kanata, Ontario as well as facilities for research and development, manufacturing, sales and marketing. The Company also owns facilities in Newport, Wales for sales, marketing, network services and manufacturing.

Newbridge leases other facilities in Kanata primarily used for manufacturing from companies owned by Mr. Terence H. Matthews, Chairman of the Board and Chief Executive Officer of the Company and its largest single shareholder. In addition to Kanata, Ontario and Newport,

Wales, the Company also leases manufacturing and warehouse space in Herndon, Virginia; Rennes, France; Shannon, Ireland; Ogdensburg, New York; Hong Kong and Kuala Lumpur, Malaysia.

The Company conducts research and development in leased facilities in Herndon, Virginia; Rennes, France; metropolitan London, England; Santa Clara, California; Andover, Massachusetts; Santa Barbara, California and Vancouver, British Columbia. The Company also leases sales and support facilities throughout the United States and Canada, and in over 40 locations throughout Europe, the Middle East and Africa, in over 25 locations in Asia Pacific and Russia, and over 10 locations in Latin America.

A facility owned by the Company in Wales is subject to a mortgage. The outstanding balance and scheduled payments of this mortgage at April 30, 1997 are disclosed in Note 10 to the Consolidated Financial Statements.


Item 3.  LEGAL PROCEEDINGS

Subsequent to the close of the fiscal year ended April 30, 1997, Lucent Technologies Inc. ("Lucent Technologies") filed a complaint dated June 24, 1997 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The complaint alleges that the Company's manufacture and sale in the United States of Newbridge frame relay and ATM switch products infringe certain United States patent rights claimed by Lucent Technologies, and requests actual and trebled damages in an unspecified amount. The Company is in the process of responding to the complaint, and intends to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims.

During the fiscal year ended April 30, 1995, the Company was served with one of several complaints filed in United States District Court in Washington, D.C. by certain persons purporting to be purchasers of Common Shares of the Company. On or about May 8, 1995 these complaints were combined into a single consolidated and amended complaint (the "First Amended Complaint") which named the Company and certain of its executive officers as defendants. The First Amended Complaint purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law, for which damages were sought in unspecified amounts. On June 3, 1996, the Court issued an order granting in part and denying in part the defendants' motion to dismiss. Among other things, the Court dismissed with prejudice the claim alleging violation of common law. The Court also dismissed the majority of plaintiffs' allegations of violation of United States securities law, but granted plaintiffs leave to replead these allegations in a Second Amended Complaint, which plaintiffs filed on July 3, 1996. The Court further conditionally certified the action as a class action without prejudice to the Company's right to renew its objection to class action certification upon completion of discovery. On April 10, 1997, the Court issued an order granting in part and denying in part the defendants' motion to dismiss the Second Amended Complaint. Among other things, the Court dismissed with prejudice a substantial portion of plaintiffs' allegations. The Company has served an answer denying plaintiffs' claims. The Company intends to continue to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to the action.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON SHARE PRICE RANGE AND DIVIDENDS

Market Price

The Common Shares are listed for trading on the New York Stock Exchange in the United States under the symbol NN and are listed for trading on The Toronto Stock Exchange in Canada under the symbol NNC. The following table sets forth the range of high and low sale prices for the Company's Common Shares during the current fiscal year through June 12, 1997 and the fiscal years ended April 30, 1997 and 1996. The reported sales prices have been adjusted to reflect the two for one stock split effected in the form of a stock dividend, effective September 30, 1996.

                                                New York                                    Toronto
                                             Stock Exchange                              Stock Exchange
                                               Price Range                                 Price Range
                                      ------------------------------             ------------------------------
                                         High               Low                        High            Low
                                         ----               ---                        ----            ---
Fiscal year 1998:
    First quarter (through
        June 12, 1997)                US$43   1/2        US$31   1/2               Cdn$60.00        Cdn$43.80

Fiscal year 1997:
    Fourth quarter                    US$35   1/8        US$27   1/4               Cdn$47.25        Cdn$38.25
    Third quarter                        35   1/4           26   1/2                   47.15            35.75
    Second quarter                       36  7/16           20   5/8                   50.00            28.25
    First quarter                        37   1/8           20  3/16                   51.00            27.75

Fiscal year 1996:
    Fourth quarter                    US$33  1/16        US$22 13/16               Cdn$45  1/4      Cdn$28 1/16
    Third quarter                        26   5/8           14  7/16                   36  3/8          19 5/8
    Second quarter                       16  3/16           12  9/16                   22  1/4          17
    First quarter                        18 15/16           14   1/2                   26 1/16          20

At June 12, 1997 there were 1,309 shareholders of record of the Company.

Under the provisions of the Investment Canada Act, as amended (the "IC Act"), the acquisition by non-Canadians, or by corporations in which non-Canadians have a majority controlling interest, of control of a corporation incorporated in Canada and carrying on business in Canada is subject to notification and may be subject to review and approval in certain instances. Given the current value of the gross assets of the Company, the IC Act requires a non-Canadian who makes an investment to acquire control of the Company to file an application for review and obtain an approval.

Dividends

The Company has not paid cash dividends on its Common Shares, and it presently intends to continue this policy for the foreseeable future in order to retain earnings for the development of the Company's business.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Company cautions that certain statements in this Report and in the Company's other periodic reports filed pursuant to the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, may be forward-looking statements within the meaning of Section 21E of the Exchange Act, the "safe harbor" for forward-looking statements enacted in the Private Securities Litigation Reform Act of 1995. The forward-looking statements that may be contained in the Company's reports under the Exchange Act and in other oral or written statements made by the Company or by its authorized representatives involve a number of risks and uncertainties. As a consequence, actual results might differ materially from results forecast or suggested in these forward-looking statements. Some of these risks and uncertainties are identified in the discussion to follow. Additional information regarding these factors and other important factors that could cause actual results to differ materially may be referred to as part of particular forward-looking statements. The forward-looking statements made by the Company or on its behalf are qualified in their entirety by reference to the important factors discussed below and to those that may be discussed as part of particular forward-looking statements.

The Company cautions that the following important factors, among others, could cause actual results for the fiscal year ending April 30, 1998 and for subsequent financial reporting periods to differ materially from those forecast or suggested in any forward-looking statement made by the Company or on its behalf, in this Report or otherwise. A number of these important factors have been discussed in this Annual Report on Form 10-K for the fiscal year ended April 30, 1997 and its quarterly reports on Form 10-Q previously filed with the United States Securities and Exchange Commission.

Potential Fluctuations in Quarterly Results and Growth Rate

A significant portion of the Company's quarterly sales are derived from products shipped against orders received in each fiscal quarter and from products shipped against firm purchase orders released in that fiscal quarter. The Company schedules some production of its products and budgets expenses based on forecasts of sales, which are difficult to predict. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in certain circumstances, create risk of excess or inadequate inventory if orders do not match forecast. Moreover, shortages or delays in the supply of manufacturing components at acceptable prices could adversely affect the Company's ability to meet scheduled product shipments in any particular quarter, which could materially affect the Company's operating results. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, quarter to quarter revenues and, to a greater degree, net earnings, may be subject to greater variability and less predictability.

The Company cautions that its sales may grow at a slower rate in the future than historical rates of sales growth. The growth of the Company's sales may be subject to the rate at which carriers deploy service offerings based on newer technologies such as ATM. The Company expects the proportion of sales derived from products based on ATM and other packet based technologies to increase relative to sales derived from circuit switched networking products in fiscal 1998. As a result quarter to quarter revenues may be subject to greater variability due to longer sales cycles often associated with the adoption of new technologies. In addition, the Company is subject to a degree of variation in quarterly sales as a substantial portion of sales is derived from less mature, higher growth markets outside of North America and Western Europe. Sales in these markets are often subject to customer financing, licensing or other import or foreign exchange controls, and other pre-conditions that can result in delays or substantial modifications of orders.

Unforeseen delays in product deliveries or closing large sales, introductions of new products by the Company or its competitors, seasonal patterns of customer capital expenditures or other conditions affecting the networking industry in particular or the economy generally during any fiscal quarter could cause quarterly revenue and, to a greater degree, net earnings, to vary greatly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Manufacturing".

Technological Changes

The market for the Company's products is characterized by rapid technological change, evolving industry standards, frequent product introductions and evolving methods used by carriers and corporations in building and managing networks. Such changes in the market for networking products may adversely affect the Company's ability to sell its products. The Company's operating results will depend in significant part upon its ability to maintain the competitiveness of its product offerings while reducing unit manufacturing costs. In fiscal 1998, the Company expects that the demand for networking products in more advanced markets such as North America will continue the trend toward ATM and other packet based technologies and away from circuit switched networking products. The Company's ability to anticipate changes in technology, industry standards and the evolution in methods of building and managing networks, and to develop and introduce new and enhanced products on a timely basis that are successful in the market, will be significant factors in the Company's competitive position and its prospects for growth. Moreover, if technologies or standards supported by the Company's products or carrier service offerings based on the Company's products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. As a result, Management believes that continued significant expenditures for research and development will be required in the future. Research and development project schedules for high technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve its expected initial shipment dates of products in development. Because timely availability of new and enhanced products is critical to the success of the Company, delays in availability of these products, or lack of market acceptance of such products, could adversely affect the Company. See "Business".

Competition

The market for the Company's products is also characterized by intense competition. With the development of the worldwide communications market and the growing demand for related equipment, numerous manufacturers such as the Company have emerged to offer products for these markets in competition with traditional communications equipment suppliers. Competition could further increase if new companies enter the market or if existing competitors expand their product lines or upgrade existing products to accommodate new technologies and features. The Company competes for customers on the basis of product line capabilities, including integration of multiple applications on to a single network, price, ability to offer complete end-to-end networking solutions, reliability, adherence to standards, network management capabilities, and market presence. An increase in competition could require increased spending by the Company on research and development and sales and marketing and may otherwise adversely affect the Company's business. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than the Company. The networking industry recently has been consolidating through strategic alliances, mergers and acquisitions and joint technology agreements. As a result, boundaries between different segments of the networking industry are being blurred as competitors attempt to position their product lines to address a broader spectrum of networking requirements. Continued consolidation of the networking industry could result in a strengthening of the Company's competitors and may adversely affect the Company's competitive position. See "Business--Competition".

Dependence on Key Employees

The Company's success depends upon the continued contributions of its employees, many of whom would be difficult to replace. Newbridge believes that its future success will depend in significant part upon its ability to attract and retain skilled and talented engineers, sales and marketing personnel, and management. Failure to attract and retain key employees could adversely affect the Company's business and operating results.

Acquisitions

The Company's strategy includes acquisitions to enhance its business, diversify its marketing and distribution, and supplement its product development. Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies and products of the acquired enterprises with those of the Company, the diversion of management and financial resources to the task of integration of the respective businesses, the entry into markets in which Newbridge has limited direct prior experience and where competitors have stronger market positions, and the potential loss of key employees of the acquired enterprises. In view of these challenges, if the Company is unable to integrate acquired enterprises efficiently and effectively, it may not obtain the anticipated benefits of acquisitions, and its business and operating results could be adversely affected. In addition, acquisitions may affect financial results. For example, in fiscal 1997 the Company acquired Ungermann-Bass Networks, Inc. and charged to net earnings $96,940,000 related to a write off of purchased research and development in process.

Market Price Volatility of Common Shares

The Company's Common Shares have been subject to substantial market price volatility, some of which has occurred when there have been variations between the Company's actual or anticipated financial results and the published expectations of investment analysts and in the aftermath of public announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations from time to time which have affected the market price of many technology companies in particular and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Shares. Because of the Company's reliance on stock options as an incentive to its employees, changes in the market price of the Company's Common Shares could adversely affect the Company's ability to attract and retain key employees.

Regulation

The sale of networking products may be affected by governmental regulatory policies, the imposition of carrier tariffs, and taxation of telecommunications services, which may also affect the availability of high speed digital transmission lines. These policies are under continuous review and are subject to change. In the United States, regulatory policies are likely to have a significant impact on the competitive environment in which the Company operates. The Telecommunications Act of 1996 and associated regulatory developments will eliminate or modify many regulatory restrictions in the telecommunications market. Deregulation may facilitate the increasingly competitive offerings by communications service providers. In addition, the RBOCs are now permitted to manufacture and sell telecommunications equipment under certain conditions. Given the substantial resources and large customer base of the RBOCs, Newbridge could face competition from these companies should they satisfy these conditions and elect to manufacture networking products. Notwithstanding the deregulatory process in the United States and elsewhere, governmental communications regulatory authorities have promulgated regulations which, among other things, set installation and equipment standards for private telecommunications systems and require that all newly installed hardware be registered and meet certain governmental standards. Carriers also establish standards for interconnection and integration of network equipment with public switched telephone networks. Although the Company designs its products to comply with international standards, to the extent those standards are changed or if the Company is unable to manufacture standards compliant products on a cost effective basis, the Company's business may be adversely affected. See "Business -- Government Regulation" and "-- Networking Industry".

Foreign Currency Exposure and Concentration of Credit Risk

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Realized and unrealized foreign exchange contracts are recognized and offset foreign exchange gains and losses on the underlying net asset or net liability position. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. Several major financial institutions are counterparties to the Company's financial instruments. It is Company practice to monitor the financial standing of the counterparties and limit the amount of exposure to any one institution. The Company may be exposed to a credit loss in the event of nonperformance by the counterparties to these contracts. With respect to accounts receivable, concentration of credit risk is limited due to the diverse areas covered by the Company's operations. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Anticipated bad debt loss has been provided for in the allowance for doubtful accounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Other Factors

The Company further cautions that the factors referred to above and those referred to as part of particular forward-looking statements may not be exhaustive, and that new risk factors emerge from time to time in its rapidly changing business. The Company does not undertake to update any forward-looking statements it may make or has made on its behalf to reflect changes in its expectations or assumptions or the risks and uncertainties referred to.

CERTAIN TAX CONSIDERATIONS

The following discussion outlines Canadian and United States federal income tax consequences of ownership of the Company's Common Shares that could be relevant for persons who are not residents of Canada.

Gains on Disposition of Common Shares

Under the provisions of the 1980 Convention between Canada and the United States with respect to Taxes on Income and on Capital, as amended by the 1983, 1984 and 1995 Protocols thereto (the "Convention"), United States corporations or individual residents of the United States ("U.S. Shareholders") that do not, and are not deemed to, use or hold the Common Shares in carrying on a business in Canada ("Unconnected U.S. Shareholders") generally will not be subject to Canadian federal income tax on any capital gain recognized upon the disposition of their Common Shares, provided that the value of the Common Shares is not derived principally from real estate situated in Canada, as determined at the time of their disposition. The Company is of the view that the Common Shares currently do not derive their value principally from such real estate.

For United States federal income tax purposes, an Unconnected U.S. Shareholder generally will recognize a capital gain or loss on the disposition of Common Shares in an amount equal to the difference between the amount realized upon the disposition and the U.S. Shareholder's adjusted basis in the Common Shares. Capital losses are deductible to the extent of capital gains and, in the case of non-corporate U.S. Shareholders, may be used to offset up to US$3,000 of ordinary income (US$1,500 in the case of married individuals filing separately).

Taxation of Dividends

Dividends paid to Unconnected U.S. Shareholders owning less than 10% of the voting shares of the Company generally are subject to Canadian withholding tax at the reduced rate of 15% under the Convention. In the case of a corporate Unconnected U.S. Shareholder owning 10% or more of such shares, the withholding tax rate generally is reduced to 5% under the Convention.

Unconnected U.S. Shareholders generally will treat the gross amount of dividends paid by the Company, without reduction for Canadian withholding taxes, as ordinary taxable income for United States federal income tax purposes. In certain circumstances, however, Unconnected U.S. Shareholders may be eligible to receive a foreign tax credit for such taxes and, in the case of a corporate Unconnected U.S. Shareholder owning 10% or more of the voting shares of the Company, for a portion of the Canadian taxes paid by the Company itself. Dividends paid by the Company to United States corporations will not, however, give rise to the dividends received deduction generally allowed those corporations under United States federal income tax law.


Item 6.  SELECTED FINANCIAL DATA

The income statement data of the Company presented below for each of the five fiscal years ended April 30, 1997 and the balance sheet data as at April 30, 1997, 1996, 1995, 1994, and 1993 have been derived from the audited Consolidated Financial Statements of the Company that are included as part of this Annual Report on Form 10-K and the Company's Annual Reports on Form 10-K for the prior three fiscal years.

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                 Fiscal Year Ended April 30,
                                                   ------------------------------------------------------
                                                    1997        1996        1995        1994        1993
                                                    ----        ----        ----        ----        ----
                                                  (Canadian dollars, in thousands, except per share data)
Income Statement Data:

Sales                                           $1,376,727    $921,244    $800,523    $552,521    $307,570
Cost of sales                                      507,588     319,745     260,471     171,922     115,949
                                                 ---------     -------     -------     -------     -------
Gross margin                                       869,139     601,499     540,052     380,599     191,621

Expenses
  Selling, general and administrative              346,106     231,060     196,073     115,670      78,225
  Research and development                         155,330      97,205      66,066      38,578      26,746
  Purchased research and
     development in process /(1)/                   96,940        --          --          --          --
                                                 ---------     -------     -------     -------     -------

Income from operations                             270,763     273,234     277,913     226,351      86,650
Interest income, net                                18,605      22,607      15,952       8,941         181
Gain on sale of long term investments                 --        12,715        --          --          --
Other expenses                                      (9,615)     (3,443)     (6,512)     (1,389)     (2,611)
                                                 ---------     -------     -------     -------     -------
Earnings before income taxes
   and non-controlling interest                    279,753     305,113     287,353     233,903      84,220

Provision for income taxes                         117,718     100,779      96,944      76,092      24,198

Non-controlling interest                             5,118       1,470       2,019        --          --
                                                 ---------     -------     -------     -------     -------

Net earnings                                    $  156,917    $202,864    $188,390    $157,811    $ 60,022
                                                 =========     =======     =======     =======     =======

Net earnings per share
   Basic                                                92(c)    $1.22       $1.16          99(c)       41(c)
   Fully diluted                                        91        1.19        1.11          94          38

Weighted average number of shares
   Basic                                           170,510     165,842     162,891     159,427     147,428
   Fully diluted                                   184,595     179,665     175,823     171,868     161,049

U.S. GAAP /(2)/
   Net earnings                                   $156,917    $202,864    $188,390    $157,811     $60,022

   Net earnings per share
      Primary                                           90(c)    $1.19       $1.13          94(c)       38(c)
      Fully diluted                                     90        1.17        1.13          94          38
      Fully diluted-- US$                          US$0.66     US$0.86     US$0.82     US$0.71     US$0.31

   Weighted average number of shares
      Primary                                      174,525     170,990     166,646     167,137     157,336
      Fully diluted                                174,525     172,780     166,646     167,137     158,077

                                                                As at April 30,
                                               -------------------------------------------------
                                               1997        1996       1995       1994       1993
                                               ----        ----       ----       ----       ----
                                                       (Canadian dollars in thousands)
Balance Sheet Data:

Working capital                            $  638,392  $  658,087   $491,888   $351,458   $219,964
Total assets                                1,496,703   1,093,417    827,163    584,764    383,877

Short term debt (including current
  portion of long term obligations)             7,353       2,302      2,562      7,272     18,731
Long term obligations                          10,817         860      3,493      7,767     14,447
Shareholders' equity                        1,126,499     902,686    674,645    473,572    288,154

--------------

/(1)/ See Note 5 to the Consolidated Financial Statements.
/(2)/ Financial information in this Annual Report on Form 10-K is presented in accordance with accounting principles generally accepted in Canada, which also conform in all material respects with accounting principles generally accepted in the United States ("U.S. GAAP"), except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in
      Note 2, the write off of purchased research and development in process, as disclosed in Note 5, and the method of calculation of earnings per share, as reconciled in Note 15.


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Certain parts of the following discussion and analysis may be forward-looking statements that involve a number of risks and uncertainties. As a consequence, actual results might differ materially from results forecast or suggested in any forward-looking statements. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Cautionary Statement Regarding Forward-Looking Information".

During the fiscal year ended April 30, 1997, the Company acquired a 100% equity interest in Ungermann-Bass Networks, Inc. ("UB Networks"), a manufacturer of local area network equipment based in Santa Clara, California, for cash consideration of $146,590,000. The operating results of UB Networks are consolidated into the operating results of the Company commencing in the fourth fiscal quarter ended April 30, 1997. During fiscal 1997 the Company also acquired controlling interests in Coasin Chile S.A. ("Coasin"), a Chilean systems integrator of networking products; Danring A/S ("Danring"), a Danish systems integrator of networking products; Ouest Standard Telematique S.A. ("OST"), a manufacturer of local area network equipment based in France; and Acacia S.A. ("Acacia"), a holding company with controlling interests in systems integrators of networking products in Brazil, Costa Rica and Argentina. Total consideration paid during fiscal 1997 for these acquisitions was $69,218,000.

The Company's sales of $1,376,727,000 represented an increase of 49% over sales of $921,244,000 for fiscal 1996. Net earnings for fiscal 1997 were $156,917,000 compared to $202,864,000 for fiscal 1996. Net earnings for fiscal 1997 on a pro forma basis, excluding the write off of $96,940,000 of purchased research and development in process related to the acquisition of UB Networks, were $253,857,000, which would represent a 25% increase over net earnings for fiscal 1996. An increase in sales, offset by a decrease in the gross margin and an increase in operating expenses, both expressed as a percentage of sales, resulted in the increase in net earnings on a pro forma basis in fiscal 1997, but the write off of purchased research and development in process resulted in a decrease in actual net earnings.

The Company's sales of $921,244,000 for fiscal 1996 represented an increase of 15% over sales of $800,523,000 for fiscal 1995. Net earnings for fiscal 1996 were $202,864,000 compared to $188,390,000 for fiscal 1995. Although an increase in sales for fiscal 1996 over sales for fiscal 1995 was offset by an increase in operating expenses and a decrease in gross margin, both expressed as a percentage of sales, a gain on the sale of a long term investment of $12,715,000 resulted in an improvement in net earnings.


RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of sales represented by certain items in the Company's Consolidated Statements of Earnings.

                                                                        Fiscal Year Ended April 30,
                                                                   ------------------------------------
                                                                   1997            1996            1995
                                                                   ----            ----            ----
     Sales                                                         100.0%          100.0%          100.0%
     Cost of sales                                                  36.9            34.7            32.5
                                                                   -----           -----           -----
     Gross margin                                                   63.1            65.3            67.5

     Expenses
        Selling, general and administrative                         25.1            25.1            24.5
        Research and development                                    11.3            10.5             8.3
        Purchased research and
           development in process                                    7.0              --              --
                                                                   -----           -----           -----

     Income from operations                                         19.7            29.7            34.7

     Interest income, net                                            1.3             2.4             2.0
     Other income (expenses)                                        (0.7)            1.0            (0.8)
                                                                   -----           -----           -----

     Earnings before income taxes
        and non-controlling interest                                20.3            33.1            35.9

     Provision for income taxes                                      8.5            10.9            12.1

     Non-controlling interest                                        0.4             0.2             0.3
                                                                   -----           -----           -----

     Net earnings                                                   11.4%           22.0%           23.5%
                                                                   =====           =====           =====

Sales

                                                                        Fiscal Year Ended April 30,
                                                                ------------------------------------------
                                                                   1997            1996            1995
                                                                ----------      ----------      ----------
                                                                     (Canadian dollars in thousands)
     Sales                                                     $1,376,727        $921,244       $800,523
                                                                =========         =======        =======

     Increase over prior year                                       49%             15%             45%

     Proportion of revenue from:
        Carriers                                                    66%             65%             66%
        Corporate networks                                          34%             35%             34%

Product line enhancements and new product lines introduced in fiscal 1996 and 1997 resulted in increased sales to the carrier and corporate networking markets worldwide. These increases primarily reflected growth in sales in Asia, Latin America and Europe. Sales in fiscal 1997 included approximately $90,000,000 of product and service revenue generated by UB Networks, which the Company acquired in January 1997. Deliveries to original equipment manufacturers (OEMs) for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales in fiscal 1997, fiscal 1996 and fiscal 1995. Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 18% of total sales for fiscal 1997 (less than 10% in fiscal 1996 and fiscal 1995).

The Company's sales in fiscal 1997 to carriers for central office applications for tariffed services, for use within their internal networks and for resale to end users increased proportionately with the overall increase in sales relative to fiscal 1996 and fiscal 1995. With the acquisition of UB Networks, Management expects the proportion of revenues derived from corporate network customers to increase in fiscal 1998 relative to fiscal 1997. The number of networking switches and other products supplied by the Company continued to increase in each of the last two fiscal years. Average selling prices declined slightly in fiscal 1997 relative to fiscal 1996 and in fiscal 1996 relative to fiscal 1995, primarily due to discounts on certain large contracts for products for more basic networking applications outside of North America and Western Europe.

Increases in sales for fiscal 1997 and fiscal 1996 reflected growth in sales of products based on ATM (asynchronous transfer mode) and other packet-based technologies worldwide and advanced circuit switched networking products in Asia, Latin America and Europe. The proportion of product sales from products based on packet technologies was in excess of 40% in fiscal 1997 compared to less than 30% for fiscal 1996. The Company expects the proportion of sales derived from products based on packet technologies to increase relative to sales derived from circuit switched networking products in fiscal 1998 when compared to fiscal 1997. As a result quarter to quarter revenues may be subject to greater variability due to longer sales cycles often associated with the adoption of new technologies.

The Company's sales and service functions are divided into three main geographic regions: (1) the Americas Region (consisting of North and South America); (2) the European Region (consisting of Europe, the Middle East and Africa); and (3) the Asia Pacific Region (consisting of countries in the Asia Pacific region and Russia). The percentage of consolidated sales derived by sales management in each geographic region for fiscal 1997, 1996 and 1995 are set forth below.

                                            Fiscal Year Ended April 30,
                                       ------------------------------------
                                         1997          1996          1995
                                       --------      --------      --------
     Americas Region                     49%           55%           59%
     European Region                     33%           30%           28%
     Asia Pacific Region                 18%           15%           13%

The Company is subject to a degree of variation in quarterly sales as a substantial proportion of sales is derived from less mature, high growth markets outside of North America and Western Europe. For additional geographic segment information, see Note 17 to the Consolidated Financial Statements.

A significant portion of the Company's sales are derived from products shipped against orders received in each fiscal quarter and from products shipped against firm purchase orders released in that fiscal quarter. In addition, customers have the ability to revise or cancel orders and change delivery schedules without significant penalty. As a result, the Company operates without significant backlog and schedules some production and budgets expenses based on forecasts of sales, which are difficult to predict. Unforeseen delays in product deliveries or closing large sales, introductions of new products by the Company or its competitors, seasonal patterns of customer capital expenditures or other conditions affecting the networking industry in particular or the economy generally during any fiscal quarter could cause quarterly revenue and, to a greater degree, net earnings, to vary greatly.

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. During fiscal 1997, the decrease in the value of the Canadian dollar against the U.S. dollar and the Pound Sterling relative to exchange rates in fiscal 1996, resulted in no material variance in reported sales, gross margin or income from operations. During fiscal 1996, the increase in the value of the Canadian dollar against the U.S. dollar and the Pound Sterling relative to exchange rates in fiscal 1995, resulted in no material variance in reported sales, gross margin or income from operations. For information related to the Company's policies in its management of foreign exchange exposures, see Note 11 to the Consolidated Financial Statements.

Cost of Sales and Gross Margin

                                           Fiscal Year Ended April 30,
                                    ------------------------------------------
                                      1997             1996             1995
                                    --------         --------         --------
                                          (Canadian dollars in thousands)
     Gross margin                   $869,139         $601,499         $540,052
                                     =======          =======          =======

     As a percent of sales             63%              65%              67%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The decline in the gross margin as a percentage of sales in fiscal 1997 relative to fiscal 1996 was primarily the result of gross margins earned on product sales and service revenues of UB Networks and other companies acquired during fiscal 1997, which have been below the average gross margins earned on the Company's other products. The Company expects the impact of these acquisitions on the gross margin to be greater in fiscal 1998 compared to fiscal 1997, particularly as only one fiscal quarter of the operating results of UB Networks are included in the fiscal 1997 results. The decline in gross margin as a percentage of sales in fiscal 1996 relative to fiscal 1995 was principally due to a decline in gross margins derived from the provision of services as the Company invested in programs to strengthen its customer support and network services organizations as well as an increase in the proportion of sales derived from service revenues, which yield lower gross margins than do product sales.

The slight declines in average selling prices in fiscal 1997 relative to fiscal 1996 and in fiscal 1996 relative to fiscal 1995 were generally offset by reductions in per unit costs of manufacturing, resulting in no material impact on gross margins. Many component prices are negotiated by the Company with its suppliers. Component price decreases have been principally due to increases in volumes purchased. Shortages of certain components can result in increased component prices.

Selling, General and Administrative Expenses

                                                                       Fiscal Year Ended April 30,
                                                               ------------------------------------------
                                                                 1997             1996             1995
                                                               --------         --------         --------
                                                                     (Canadian dollars in thousands)
     Selling, general and administrative expenses              $346,106         $231,060         $196,073
                                                                =======          =======          =======

     As a percent of sales                                        25%              25%              24%

     Increase over prior year                                     50%              18%              70%

Selling, general and administrative expenses increased in fiscal 1997 and in fiscal 1996 primarily as a result of increases in sales personnel. The majority of the increase in personnel in fiscal 1997 was the result of acquisitions made to enhance the Company's business and diversify its marketing and distribution channels. Incremental hiring and spending made during fiscal 1997 and 1996 was directed at programs to strengthen the Company's sales and support infrastructure throughout the world and to market new products.

Research and Development

                                                                       Fiscal Year Ended April 30,
                                                               ------------------------------------------
                                                                 1997             1996             1995
                                                               --------         --------         --------
                                                                     (Canadian dollars in thousands)
     Gross research and development expenditures               $195,229         $130,851         $97,905

     Investment tax credits                                      26,400           21,974          22,504

     Customer, government and other funding                       9,484            7,919           6,509

     Net deferral (amortization) of
        software development costs                                4,015            3,753           2,826
                                                                -------           ------          ------
     Net research and development expenses                     $155,330          $97,205         $66,066
                                                                =======           ======          ======

     Gross expenditures as a percent of sales                       14%              14%             12%

     Recoveries as a percent of gross expenditures                  20%              26%             33%

     Net research and development
        expenses as a percent of sales                              11%              11%              8%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. The increased costs in fiscal 1997 and fiscal 1996 reflect spending on new networking products, features and interfaces, particularly for ATM platforms in carrier, carrier access and enterprise network applications and network and service management software.

Recoveries decreased as a percentage of gross expenditures in fiscal 1997 compared to fiscal 1996, and in fiscal 1996 compared to fiscal 1995, due to a decline in the proportion of research and development expenditures eligible for investment tax credits and due to other forms of recoveries increasing at rates less than the growth of gross research and development expenditures. Based on Management's estimates of the proportion of fiscal 1998 gross research and development expenditures eligible for investment tax credits, current levels of committed funding, and estimated amortization of deferred software development costs, Management expects the level of recoveries as a percentage of gross research and development expenditures in fiscal 1998 to decline relative to fiscal 1997.

The markets for the Company's products are characterized by continuing technological change. As a result, Management believes that continued significant expenditures for research and development will be required in the future.

Purchased Research and Development In Process

Purchased research and development in process of $96,940,000 in fiscal 1997 related to the acquisition of UB Networks. The amount of the purchase price of UB Networks allocated to purchased research and development in process was determined through valuation techniques common in the high technology industry. Under U.S. GAAP, research and development in process acquired by the Company on the acquisition of UB Networks was written off against net earnings upon acquisition in the third fiscal quarter ended January 26, 1997. Under accounting principles generally accepted in Canada research and development in process acquired by the Company on the acquisition of UB Networks was capitalized upon acquisition and disclosed on the Consolidated Balance Sheet as at January 26, 1997. Upon review of the recoverability of the research and development in process, undertaken during the fourth quarter of the fiscal year ended April 30, 1997, the Company determined that the purchased research and development in process no longer met all the criteria for deferral and accordingly the balance has been written off as a charge to earnings for the fourth fiscal quarter. The Company has significantly altered product plans associated with the research and development projects and has concluded that recoverability cannot be reasonably regarded as assured. In addition, Management has determined that adequate resources may not be made available in future to complete the projects associated with the purchased in process research and development, as originally defined.

Interest and Other Expenses

                                                                       Fiscal Year Ended April 30,
                                                               ------------------------------------------
                                                                 1997             1996             1995
                                                               --------         --------         --------
                                                                     (Canadian dollars in thousands)
     Interest income                                           $19,956          $23,193          $17,059
     Interest expense on long term obligations                   1,351              586            1,107
     Other expenses                                              9,615            3,443            6,512

Interest income for fiscal 1997 declined compared to fiscal 1996 due to a decline in the cash position maintained, particularly in the latter part of fiscal 1997, and due to a decline in interest rates earned on investments. Interest income for fiscal 1996 increased over fiscal 1995 as a result of the increased cash position maintained throughout fiscal 1996. Interest expense on long term obligations increased in fiscal 1997 due to the assumption of long term obligations of companies acquired by the Company during fiscal 1997. Reduced borrowings in fiscal 1996 relative to fiscal 1995 resulted in a decline in interest expense on long term obligations.

Other expenses represented less than 1% of sales in fiscal 1997, fiscal 1996 and fiscal 1995.

Gain on Sale of Long Term Investment

In fiscal 1996 the Company sold its minority equity interest in InSoft, Inc. ("InSoft"), a privately held multimedia software company. The disposition was effected through a merger in which InSoft shares were exchanged for common shares of the acquirer, which are publicly traded. The Company recognized a gain in fiscal 1996 of $12,715,000 on the sale of its InSoft shares, representing the excess of the market value of the shares of the acquirer received, discounted to reflect certain restrictions on resale, over the cost to the Company of the InSoft shares exchanged.

Income Taxes

                                                                       Fiscal Year Ended April 30,
                                                               ------------------------------------------
                                                                 1997             1996             1995
                                                               --------         --------         --------
     Income tax rate                                             42%              33%              34%

The income tax rate for fiscal 1997 was 31% of earnings before income taxes and non-controlling interest, excluding the expense related to purchased research and development in process. The composite rates of income tax for fiscal 1997, 1996 and 1995 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rate of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate because of the deductibility related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company. See Note 14 to the Consolidated Financial Statements.

Non-Controlling Interest

The non-controlling interests' share of net earnings of $5,118,000 in fiscal 1997, $1,470,000 in fiscal 1996 and $2,019,000 in fiscal 1995 was due primarily to net earnings of Transistemas S.A., an Argentine systems integrator of networking products. The Company has a 51% equity interest in Transistemas S.A.

Net Earnings

Net earnings for fiscal 1997 were $156,917,000 compared to $202,864,000 for fiscal 1996. Net earnings for fiscal 1997 on a pro forma basis, excluding the write off of $96,940,000 of purchased research and development in process related to the acquisition of UB Networks, were $253,857,000, which would represent a 25% increase over net earnings for fiscal 1996. Although sales increased 49% in fiscal 1997 over fiscal 1996, a decline in the gross margin and an increase in operating expenses, both expressed as a percentage of sales, offset a portion of the incremental profitability associated with the sales increase. In addition, net earnings of fiscal 1996 included a gain on the sale of a long term investment of $12,715,000.

Net earnings for fiscal 1996 were $202,864,000 compared to $188,390,000 for fiscal 1995. Although an increase in sales for fiscal 1996 over sales for fiscal 1995 was offset by an increase in operating expenses and a decrease in gross margin, both expressed as a percentage of sales, a gain on the sale of a long term investment of $12,715,000 resulted in an improvement in net earnings.


RECONCILIATION OF FINANCIAL RESULTS TO UNITED STATES ACCOUNTING PRINCIPLES

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada, which also conform in all material respects with accounting principles generally accepted in the United States, except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, the write off of purchased research and development in process, as disclosed in Note 5, and the method of calculation of earnings per share, as reconciled in Note 15. Other than the accounting treatment associated with any future acquisitions or mergers, Management expects that the differences in future years will not be significant.

FINANCIAL CONDITION

During the fiscal year ended April 30, 1997 working capital decreased from $658,087,000 to $638,392,000. As at April 30, 1997 the Company had $333,904,000
of cash and cash equivalents, which represented a decrease of $121,845,000 during fiscal 1997. The decrease was primarily the result of cash outlays associated with acquisitions made in fiscal 1997 of $220,645,000. Offsetting the cash outflow related to acquisitions was net earnings of $156,917,000 plus the non-cash expense of $96,940,000 associated with the write off of purchased research and development in process, less additions to property, plant and equipment of $131,641,000.

On January 17, 1997, the Company acquired a 100% equity interest in UB Networks, a manufacturer of local area network equipment based in Santa Clara, California, by the purchase of shares for cash consideration of $146,590,000. The purchase price includes professional fees and other direct costs of the acquisition, and excludes additional contingent payments which may be made over the next two years calculated as 50% of the gross margin earned on UB Networks' products above a certain amount which approximates the gross margin earned on the products prior to the acquisition, up to a maximum of 50% of the purchase price paid to the seller. The acquisition has been accounted for by the purchase method of accounting.

Also during fiscal 1997 the Company acquired controlling interests in Coasin, a Chilean systems integrator of networking products; Danring, a Danish systems integrator of networking products; OST, a manufacturer of local area network equipment based in France; and Acacia, a holding company with controlling interests in systems integrators of networking products in Brazil, Costa Rica and Argentina. The cash consideration paid for the controlling interests acquired was $69,218,000 in aggregate. Certain of these acquisitions have provisions for contingent payments based on financial performance. The maximum incremental contingent payments total $19,888,000. All of these acquisitions were accounted for by the purchase method of accounting.

Two principal components of the Company's working capital are accounts receivable and inventory. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $106,135,000. At April 30, 1997 Coasin and Acacia were utilizing $12,820,000 under these lines of credit.

Management anticipates that capital expenditures for fiscal 1998 will exceed those of fiscal 1997 as the Company plans to invest in new facilities in Canada, in land and facilities in the metropolitan area of Washington, D.C., in research and development and manufacturing equipment and in information systems. The Company intends to extinguish its existing long term obligations as they become due, and may also increase its current investments in subsidiaries and associated companies. The Company intends to fund the increased capital expenditures, retirement of long term obligations and increased investments with existing cash and cash expected to be generated from operations during fiscal 1998. In addition, the Company may use a portion of its cash resources, supplemented as appropriate by the issuance of shares or debt, to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

During August 1996, the Company filed a notice of intention with The Toronto Stock Exchange to make a normal course issuer bid for common share repurchases in open market transactions in the United States and Canada. The Company may purchase up to 4,000,000 outstanding Common Shares in future if Management considers such investments appropriate. During fiscal 1997, the Company did not purchase any of its Common Shares. During fiscal 1996, the Company purchased 1,000,000 (fiscal 1995 -- 200,000) of its issued and outstanding Common Shares for $28,209,000 (fiscal 1995 -- $4,674,000) in open market transactions.

Management believes that the Company's liquidity in the form of existing cash resources and its credit facilities, as well as cash generated from operations, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 1998 and into the foreseeable future.

Management believes that inflation did not have a material effect on operations during the fiscal year ended April 30, 1997.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K:

            Financial Statements

                  Auditors' Report to the Shareholders
                  Consolidated Statements of Earnings and Retained Earnings for
                    the years ended April 30, 1997, 1996 and 1995
                  Consolidated Balance Sheets as at April 30, 1997 and 1996 Consolidated Statements of Cash Flows for the
                    years ended April 30, 1997, 1996 and 1995
                  Consolidated Statements of Shareholders' Equity for the
                    years ended April 30, 1997, 1996 and 1995
                  Notes to the Consolidated Financial Statements

            Selected Quarterly Financial Data (unaudited)

AUDITORS' REPORT



To the Shareholders of Newbridge Networks Corporation:

We have audited the consolidated balance sheets of Newbridge Networks Corporation as at April 30, 1997 and 1996 and the consolidated statements of earnings, shareholders' equity and cash flows for the years ended April 30, 1997, 1996 and 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at April 30, 1997 and 1996 and the results of its operations and the changes in its financial position for the years ended April 30, 1997, 1996 and 1995 in accordance with accounting principles generally accepted in Canada which, except as disclosed in
Note 2, Note 5 and Note 15 to the consolidated financial statements, also conform in all material respects with accounting principles generally accepted in the United States.



/s/ Deloitte and Touche

Chartered Accountants
Ottawa, Canada
June 2, 1997
(June 24, 1997 for Note 18)

                         NEWBRIDGE NETWORKS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

         (Canadian dollars, amounts in thousands except per share data)

                                                                                    Years Ended April 30,
                                                                      ---------------------------------------------

                                                                         1997              1996             1995
Sales                                                                 $1,376,727         $921,244          $800,523
Cost of sales                                                            507,588          319,745           260,471
                                                                       ---------          -------           -------
Gross margin                                                             869,139          601,499           540,052

Expenses
     Selling, general and administrative                                 346,106          231,060           196,073
     Research and development                                            155,330           97,205            66,066
     Purchased research and development
         in process (Note 5)                                              96,940             --               --
                                                                       ---------          -------           -------
Income from operations                                                   270,763          273,234           277,913

Interest income                                                           19,956           23,193            17,059
Interest expense on long term obligations                                 (1,351)            (586)           (1,107)
Gain on sale of long term investment (Note 13)                              --             12,715              --
Other expenses                                                            (9,615)          (3,443)           (6,512)
                                                                       ---------          -------           -------

Earnings before income taxes
     and non-controlling interest                                        279,753          305,113           287,353
Provision for income taxes (Note 14)                                     117,718          100,779            96,944
Non-controlling interest                                                   5,118            1,470             2,019
                                                                       ---------          -------           -------
Net earnings                                                          $  156,917         $202,864          $188,390
                                                                       =========          =======           =======


Earnings per share (Note 15)
     Basic                                                                    92(c)         $1.22             $1.16
     Fully diluted                                                            91(c)         $1.19             $1.11

Weighted average number of shares
     Basic                                                               170,510          165,842           162,891
     Fully diluted                                                       184,595          179,665           175,823



        See accompanying Notes to the Consolidated Financial Statements.

                         NEWBRIDGE NETWORKS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                         (Canadian dollars in thousands)

                                                                              April 30,                  April 30,
                                                                                1997                       1996
Assets

Cash and cash equivalents (Note 2)                                            $  333,904                 $  455,749
Accounts receivable, net of provision for returns and
     doubtful accounts of $10,572 (April 30, 1996 - $6,651)                      387,338                    244,784
Inventories (Note 3)                                                             159,495                    103,555
Prepaid expenses and other current assets                                         64,191                     21,107
                                                                               ---------                  ---------
                                                                                 944,928                    825,195

Property, plant and equipment (Note 4)                                           294,939                    193,796
Deferred income taxes                                                             37,393                      --
Goodwill (Note 6)                                                                125,565                     26,672
Software development costs (Note 7)                                               22,299                     18,285
Other assets (Note 8)                                                             71,579                     29,469
                                                                               ---------                  ---------
                                                                              $1,496,703                 $1,093,417
                                                                               =========                  =========


Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable                                                         $  105,884                 $   64,289
     Accrued liabilities                                                          95,804                     46,033
     Provision for restructuring (Note 5)                                         35,944                      --
     Income taxes                                                                 61,551                     54,484
     Current portion of long term obligations                                      7,353                      2,302
                                                                               ---------                  ---------
                                                                                 306,536                    167,108

Long term obligations (Note 10)                                                   10,817                        860
Deferred income taxes                                                             32,439                      9,902
Non-controlling interest                                                          20,412                     12,861
                                                                               ---------                  ---------
                                                                                 370,204                    190,731
                                                                               ---------                  ---------

Share capital (Note 12)
     Common shares - 171,858,984 outstanding
         (April 30, 1996 - 168,676,280 outstanding)                              351,388                    290,170
Accumulated foreign currency translation adjustment                                6,963                      1,285
Retained earnings                                                                768,148                    611,231
                                                                               ---------                  ---------
                                                                               1,126,499                    902,686
                                                                               ---------                  ---------
                                                                              $1,496,703                 $1,093,417
                                                                               =========                  =========

        See accompanying Notes to the Consolidated Financial Statements.

                         NEWBRIDGE NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Canadian dollars in thousands)

                                                                                    Years Ended April 30,
                                                                        --------------------------------------------
                                                                         1997              1996             1995
Operating activities

Net earnings                                                            $156,917         $202,864          $188,390

Items not affecting cash
     Amortization                                                         82,987           58,189            37,607
     Deferred income taxes                                                22,989            4,046             3,166
     Non-controlling interest                                              5,118            1,470             2,019
     Purchased research and development in process                        96,940             --                --
     Gain on sale of long term investment                                   --            (12,715)             --
     Other                                                                 7,002           (1,857)            2,545

Cash effect of changes in:
     Accounts receivable                                                 (87,976)         (63,392)          (48,858)
     Inventories                                                         (20,767)         (40,785)          (20,099)
     Prepaid expenses and other current assets                           (13,668)            (627)           (7,083)
     Accounts payable and accrued liabilities                            (34,615)          20,840            12,133
     Income taxes                                                          8,447           23,757            17,176
                                                                         -------          -------           -------
                                                                         223,374          191,790           186,996
                                                                         -------          -------           -------
Investing activities

Additions to property, plant and equipment                              (131,641)         (96,235)          (81,763)
Acquisitions of subsidiaries,
  excluding cash acquired (Note 5)                                      (220,645)          (1,622)          (19,748)
Capitalized software development costs                                   (12,457)         (10,476)           (8,575)
Proceeds on sale of long term investment (Note 13)                          --             18,364              --
Additions to other assets                                                (34,858)         (14,983)           (5,723)
                                                                         -------          -------           -------
                                                                        (399,601)        (104,952)         (115,809)
                                                                         -------          -------           -------
Financing activities

Issue of common shares                                                    54,096           50,068            12,079
Purchase of common shares                                                   --            (28,209)           (4,674)
Increase in long term obligations                                          1,515             --                 753
Repayment of long term obligations                                        (6,733)          (2,765)          (10,340)
                                                                         -------          -------           -------
                                                                          48,878           19,094            (2,182)
                                                                         -------          -------           -------
Increase (decrease) in cash and cash equivalents                        (127,349)         105,932            69,005
Effect of foreign currency translation on cash                            (2,585)           2,186             1,467
Cash from acquisition of subsidiaries                                      8,089             (526)            1,900
                                                                         -------          -------           -------
                                                                        (121,845)         107,592            72,372
Cash and cash equivalents, beginning of the year                         455,749          348,157           275,785
                                                                         -------          -------           -------
Cash and cash equivalents, end of the year                              $333,904         $455,749          $348,157
                                                                         =======          =======           =======

        See accompanying Notes to the Consolidated Financial Statements.

                         NEWBRIDGE NETWORKS CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         (Canadian dollars in thousands)

                                                      Common Shares        Accumulated
                                               --------------------------    Foreign       Retained      Shareholders'
                                                 Number            Amount    Currency      Earnings         Equity
At April 30, 1994                              161,564,936       $247,362     $6,233       $219,977        $473,572

Exercise of employees' and
     directors' options                          3,149,680         12,079                                    12,079

Purchase of the Company's shares                  (200,000)        (4,674)                                   (4,674)

Income tax benefit related
     to stock options                                               7,679                                     7,679

Effect of foreign currency translation                                        (2,401)                        (2,401)

Net earnings                                                                                188,390         188,390
                                               -----------        -------      -----        -------       ---------
At April 30, 1995                              164,514,616        262,446      3,832        408,367         674,645

Exercise of employees' and
     directors' options                          5,161,664         50,068                                    50,068

Purchase of the Company's shares                (1,000,000)       (28,209)                                  (28,209)

Income tax benefit related
     to stock options                                               5,865                                     5,865

Effect of foreign currency translation                                        (2,547)                        (2,547)

Net earnings                                                                                202,864         202,864
                                               -----------        -------      -----        -------       ---------
At April 30, 1996                              168,676,280        290,170      1,285        611,231         902,686

Exercise of employees' and
     directors' options                          3,182,704         54,096                                    54,096

Income tax benefit related
     to stock options                                               7,122                                     7,122

Effect of foreign currency translation                                         5,678                          5,678

Net earnings                                                                                156,917         156,917
                                               -----------        -------      -----        -------       ---------
At April 30, 1997                              171,858,984       $351,388     $6,963       $768,148      $1,126,499
                                               ===========        =======      =====        =======       =========

        See accompanying Notes to the Consolidated Financial Statements.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)



1.  Significant Accounting Policies

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada. These principles are also generally accepted in the United States in all material respects except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, the write off of purchased research and development in process, as disclosed in Note 5, and the method of calculation of earnings per share, as reconciled in Note 15.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Investments in companies in which the Company has significant influence are accounted for by the equity method. Investments in which the Company does not control or have significant influence over the investee are accounted for by the cost method.

Fiscal Year

The Company's fiscal year ends April 30. Interim fiscal quarters are 13 weeks long and close on a Sunday except the fourth fiscal quarter, which closes April 30.

Revenue Recognition and Warranties

Revenue from product sales is generally recorded on shipment, with a provision for estimated returns recorded at that time. In addition, a provision for potential warranty claims is provided for at the time of sale, based on warranty terms and prior claims experience. Service revenue is recognized when the service is performed, or, in the case of maintenance contracts, is recognized as costs are incurred to secure and fulfill the contract.

Government Incentives and Investment Tax Credits

Government incentives and investment tax credits are recorded as a reduction of the expense or the cost of the asset acquired to which the incentive applies. The benefits are recognized when the Company has complied with the terms and conditions of the approved grant program or the applicable tax legislation.

Software Development Costs

Certain applications and systems software development costs are capitalized once technical feasibility has been established for the product, the Company has identified a market for the product and intends to market the developed product. No other development costs are capitalized. Such capitalized costs are amortized over the expected life of the related product.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)


Inventories

Finished goods are valued at the lower of cost (first in, first out) and net realizable value. Work in process and raw materials are valued at the lower of cost and replacement cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Buildings and equipment are generally amortized on a declining balance basis at rates calculated to amortize the cost of the assets over their estimated useful lives. Leasehold improvements are amortized using a straight line basis over the term of the lease.

Goodwill

Goodwill is stated at the difference between the Company's cost of the investments less its proportionate share of the fair value of the net assets of the subsidiaries. Goodwill is amortized on a straight line basis over the estimated useful life of the goodwill, generally between ten and twenty years. The recoverability of such costs is reviewed on an ongoing basis.

Foreign Currency Translation

The Consolidated Financial Statements are prepared using Canadian dollars. All operations whose principal economic activities are undertaken in currencies other than Canadian dollars have been determined to be self-sustaining.

The assets and liabilities of non-Canadian operations are translated at fiscal year end exchange rates and the resulting unrealized exchange gains or losses are accumulated as a separate component of shareholders' equity described in the Consolidated Balance Sheets as "Accumulated foreign currency translation adjustment." The income statements of such operations are translated at exchange rates prevailing during the fiscal year.

Other monetary assets and liabilities, which are denominated in currencies foreign to the local currency of any one operation, are translated to the local currency at fiscal year end exchange rates, and transactions included in earnings are translated at rates prevailing during the fiscal year. Exchange gains and losses resulting from the translation of these amounts are included in the Consolidated Statements of Earnings.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from the estimates made by management.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)


Accounting for Stock-Based Compensation

The United States Financial Accounting Standards Board ("FASB") Statement of Accounting Standard No. 123 ("SFAS 123") maintains that the compensation cost for stock-based plans should be measured using a fair value based method. The Company currently calculates the compensation cost for its Consolidated Key Employee Stock Option Plan in compliance with the provisions of the United States Accounting Principles Board Opinion No. 25 ("APB 25") which allows no compensation cost to be recorded provided that the exercise price of the options granted is equal to the fair market value of the Company's stock as at the date of the grant. The Company discloses, in the notes to the Consolidated Financial Statements, the pro forma net earnings and earnings per share as if the fair value method of measurement had been applied, as is permitted by SFAS 123.

Calculation of Earnings per Share

The United States Financial Accounting Standards Board ("FASB") issued the Statement of Accounting Standard No. 128 ("SFAS 128") in February 1997 related to changes to the methodologies used in calculating earnings per share under U.S. GAAP. Under SFAS 128 primary earnings per share would be replaced by basic earnings per share, the calculation of which, given the Company's capital structure, would be the same as the calculation of basic earnings per share under accounting principles generally accepted in Canada. The calculation of fully diluted earnings per share under U.S. GAAP would be replaced by diluted earnings per share, the calculation of which, given the Company's capital structure, would be the same as the calculation of primary earnings per share under U.S.
GAAP.


2.  Cash and Cash Equivalents

Components of cash and cash equivalents are:


                                                          April 30, 1997                April 30, 1996
                                                     ----------------------         ----------------------
                                                      Amortized     Market          Amortized      Market
                                                        Cost        Value              Cost        Value
                                                       -------      -------           -------      -------
         Cash                                         $197,007     $197,007          $285,054     $285,074
                                                       -------      -------           -------      -------

         Held to maturity marketable securities, maturing within one year:
                Debt issued or guaranteed
                  by the U.S. Government                  --           --              24,550       24,547
                Debt issued or guaranteed
                  by Provincial
                  governments in Canada                   --           --              13,552       13,585
                Corporate debt securities              136,278      136,322           114,178      114,187
                                                       -------      -------           -------      -------

                                                       136,278      136,322           152,280      152,319
                                                       -------      -------           -------     --------

         Available for sale marketable securities
                Equity securities                          619          619            18,415       18,415
                                                       -------      -------           -------     --------

                                                      $333,904     $333,948          $455,749     $455,808
                                                       =======      =======           =======      =======

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)


Held to maturity marketable securities are investments with original maturities of three months or more. Available for sale securities are common shares of publicly traded companies, which have certain resale restrictions, principally acquired upon the Company's disposition of its minority interest in InSoft, Inc. (Note 13). Under U.S. GAAP held to maturity and available for sale marketable securities would be disclosed as a separate caption on the Consolidated Balance Sheets.

Held to maturity marketable securities are carried at amortized cost. The unrealized gains and losses are not included in the Consolidated Statements of Earnings as these gains and losses are unlikely to be realized due to the Company's intent to hold the underlying securities to maturity. Available for sale securities are carried at the lower of cost and market. Gains and losses on marketable securities were as follows.

                                                                          1997                      1996
                                                                        --------                   ------
         Held to maturity marketable securities
                 Unrealized gains                                          $  44                     $72
                 Unrealized losses                                            --                      13
                 Realized gains                                               --                      --
                 Realized losses                                              --                      --

         Available for sales marketable securities
                 Unrealized gains                                             --                      --
                 Unrealized losses                                            --                      --
                 Realized gains                                               --                      --
                 Realized losses                                             866                      --

If the Consolidated Statements of Cash Flows were prepared under U.S. GAAP, purchases, maturities and sales of marketable securities would be disclosed as an investing activity. Disclosure in the Consolidated Statements of Cash Flows prepared under U.S. GAAP would be as follows.


                                                                 1997             1996               1995
                                                                -------          -------           -------
         Investing activities in short
           term marketable securities:
                Held to maturity securities
                  Maturities                                  $ 508,890        $ 343,000          $314,659
                  Purchases                                    (475,092)        (397,140)         (205,439)
                                                                -------          -------           -------
                                                                 33,798          (54,140)          109,220
         Investing activities, as reported                     (399,601)        (104,952)         (115,809)
                                                                --------         --------          -------

         Investing activities, U.S. GAAP                      $(365,803)       $(159,092)         $ (6,589)
                                                                =======          =======          ========
         Increase (decrease) in cash and
           cash equivalents, as reported                      $(121,845)       $ 107,592          $ 72,372
         Non-cash investing activities
                Available for sale
                  securities (Note 13)                             --            (18,415)             --
         Investing activities in short
           term marketable securities                            33,798          (54,140)          109,220
                                                              ---------          -------           -------
         Increase (decrease) in cash and
           cash equivalents, U.S. GAAP                        $ (88,047)       $  35,037          $181,592
                                                              =========         ========           =======

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)


3.  Inventories
                                             April 30,          April 30,
                                                1997               1996
                                              --------            ------
         Finished goods                       $100,405          $ 60,824
         Work in process                        20,938            12,711
         Raw materials                          38,152            30,020
                                               -------           -------

                                              $159,495          $103,555
                                               =======           =======


4.  Property, Plant and Equipment

                                                            Amortization        April 30,         April 30,
                                                                Rate               1997              1996
                                                           ---------------       --------          ------
         Land                                                    --             $  5,571          $  4,770
         Buildings                                             2.5%--5%           72,779            49,128
         Equipment                                             10%--50%          500,602           260,195
         Furniture and fixtures                                  20%              34,485            16,256
         Leasehold improvements                              Lease term            9,512             6,758
                                                                                 -------          --------

                                                                                 622,949           337,107

         Accumulated amortization                                               (328,010)         (143,311)
                                                                                 -------          --------

                                                                                $294,939          $193,796
                                                                                 =======          ========

         Capital leases included above                                          $  6,918          $  6,466
                                                                                 =======           =======


                                                                 1997             1996              1995
                                                               --------         --------          --------
         Amortization on property,
           plant and equipment                                  $73,364          $48,662           $29,770
                                                                 ======           ======            ======

         Amortization on property, plant and
           equipment under capital leases                       $ 1,523          $ 1,627           $ 2,016
                                                                 ======           ======            ======

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)

5.  Acquisitions of Subsidiaries

Cash utilized in the acquisitions of subsidiaries is summarized as follows.

                                                                 1997             1996             1995
                                                               --------         --------          ------
   Acquisition of subsidiaries
      excluding cash acquired
         Ungermann-Bass Networks Inc.                         $(146,590)        $   --         $     --
         Coasin Chile S.A.                                      (14,129)            --               --
         Danring A/S                                            (11,144)            --               --
         Ouest Standard Telematique S.A.                        (34,231)            --               --
         Acacia S.A.                                             (9,714)            --               --
         Advanced Computer Communications                        (3,971)            --              (1,394)
         Transistemas S.A.                                         (866)          (1,622)          (18,354)
                                                               ---------          ------           -------
                                                              $(220,645)         $(1,622)         $(19,748)
                                                               ========           ======           =======

Acquisition of Ungermann-Bass Networks Inc.

On January 17, 1997, the Company acquired a 100% equity interest in Ungermann-Bass Networks, Inc. ("UB Networks"), a manufacturer of local area network equipment based in Santa Clara, California, by the purchase of shares for cash consideration of $146,590,000. The purchase price includes professional fees and other direct costs of the acquisition, and excludes additional contingent payments which may be made over the next two years calculated as 50% of the gross margin earned on UB Networks' products above a certain amount which approximates the gross margin earned on the products prior to the acquisition, up to a maximum of 50% of the purchase price paid to the seller. The acquisition has been accounted for by the purchase method of accounting. Goodwill is being amortized on a straight line basis over a ten year period, commencing in the fiscal period following that in which the investment was made. The recoverability of goodwill is reviewed on an ongoing basis. The Company's investment in UB Networks is summarized below.

     Non-cash current assets                                   $ 64,985
     Property, plant and equipment                               24,708
     Deferred income tax assets                                  36,769
     Purchased research and development in process               96,940
     Goodwill                                                     7,331
     Other long term assets                                       8,290
                                                               --------
     Non-cash assets acquired                                   239,023
                                                               --------

     Provision for restructuring                                (53,979)
     Other current liabilities                                  (64,419)
     Long term obligations assumed                                 (836)
     Non-controlling interest                                    (1,060)
                                                               --------
     Liabilities acquired                                      (120,294)
                                                               --------

     Net non-cash assets acquired                               118,729
     Cash acquired                                               11,981
                                                               --------
                                                                130,710
     Goodwill upon acquisition                                   15,880
                                                               --------
     Total consideration paid                                  $146,590
                                                               ========

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)


The amount allocated to purchased research and development in process was determined through valuation techniques common in the high technology industry. Under U.S. GAAP, research and development in process acquired by the Company on the acquisition of UB Networks was written off against net earnings upon acquisition. Under accounting principles generally accepted in Canada research and development in process acquired by the Company on the acquisition of UB Networks was capitalized upon acquisition and disclosed on the Consolidated Balance Sheet at January 26, 1997. Upon review of the recoverability of the research and development in process, undertaken during the fourth quarter of the fiscal year ended April 30, 1997, the Company determined that the purchased research and development in process no longer met all the criteria for deferral and accordingly the balance has been written off as a charge to earnings for the fourth fiscal quarter. The Company has significantly altered product plans associated with the research and development projects and has concluded that recoverability cannot be reasonably regarded as assured. In addition, Management has determined that adequate resources may not be made available in future to complete the projects associated with the purchased in process research and development, as originally defined.

The provision for restructuring relates to programs instituted by the Company to integrate the operations of UB Networks with the Company and to eliminate redundant functions. The components of the provision for restructuring and related spending to April 30, 1997 are as follows.

                                   Reduction in      Reduction         Discontinued        Other
                                    Work Force     in Facilities        Activities     Restructuring       Total
                                   ------------    -------------       ------------    -------------       -----
     Provision upon
         acquisition                 $26,153           $11,582            $9,787           $6,457         $53,979

     Incurred to
         April 30, 1997                9,496               970             4,478            3,091          18,035
                                     -------           -------             -----            -----          ------

     Provision balances
         at April 30, 1997           $16,657           $10,612            $5,309           $3,366         $35,944
                                      ======            ======             =====            =====          ======

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

The operating results of UB Networks are consolidated into the operating results of the Company commencing in the fourth fiscal quarter ended April 30, 1997.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)


Acquisitions of Coasin Chile S.A., Danring A/S, Ouest Standard Telematique and Acacia S.A.

During fiscal 1997 the Company acquired controlling interests in Coasin Chile S.A. ("Coasin"), a Chilean systems integrator of networking products; Danring A/S ("Danring"), a Danish systems integrator of networking products; Ouest Standard Telematique S.A. ("OST"), a manufacturer of local area network equipment based in France; and Acacia S.A. ("Acacia"), a holding company with controlling interests in systems integrators of networking products in Brazil, Costa Rica and Argentina. The investments are summarized as follows.

                                                       Coasin            Danring            OST             Acacia
                                                       ------            -------            ---             ------
     Month of acquisition                             Nov 1996          Jan 1997         Aug 1996          Apr 1997
     Equity interest acquired                               51%              100%             100%               51%
     Purchase price                                    $14,129           $11,144          $34,231          $  9,714
     Maximum incremental
         contingent payments                          US$2,595            --            US$10,000          US$1,640
     Period over which
         contingent payment
         may be made                                   2 years            --              3 years           2 years
     Acquisition accounting method                    Purchase          Purchase         Purchase          Purchase
     Goodwill amortization period                     20 years          20 years         20 years          20 years

     Investment summary:
         Non-cash current assets                       $26,138          $  6,649         $  9,984          $  7,217
         Property, plant equipment                       3,842               119            6,157               805
         Other long term assets                          1,393            --                  490             3,950
                                                       -------          --------         --------           -------
         Non-cash assets acquired                       31,373             6,768           16,631            11,972

         Current liabilities                            (8,960)           (6,877)         (27,017)           (9,928)
         Long term obligations assumed                  (3,428)           --               (6,313)           (1,838)
                                                       -------          --------          -------           -------
         Net non-cash assets acquired                   18,985             (109)          (16,699)              206

         Cash (bank indebtedness) acquired             (11,320)            3,062            6,165            (1,799)
                                                        ------           -------          -------           -------
                                                         7,665             2,953          (10,534)           (1,593)
         Non-controlling interest
           upon acquisition                             (3,755)           --                 --                 780
                                                       -------           -------          -------          --------
         Company's share of assets acquired              3,910             2,953          (10,534)             (813)
         Goodwill upon acquisition                      10,219             8,191           44,765            10,527
                                                        ------           -------           ------            ------
         Total consideration paid                      $14,129           $11,144          $34,231          $  9,714
                                                        ======            ======           ======           =======


6.  Goodwill

                                                                    April 30,        April 30,
                                                                       1997            1996
                                                                    --------          -------
           Goodwill                                                 $133,854          $30,169
           Accumulated amortization                                   (8,289)          (3,497)
                                                                    --------          -------
                                                                    $125,565          $26,672
                                                                     =======           ======

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1997, 1996 and 1995
    (Canadian dollars, tabular amounts in thousands except per share data)


7.  Software Development Costs

                                                            April 30,                 April 30,
                                                              1997                      1996
                                                             ------                    ------
         Balance, beginning of the year                     $18,285                   $14,532
         Amount capitalized                                  12,457                    10,476
         Amortization                                        (8,443)                   (6,723)
                                                             ------                    ------

         Balance, end of the year                           $22,299                   $18,285
                                                             ======                    ======

8.  Other assets
                                                            April 30,                 April 30,
                                                              1997                      1996
                                                             ------                    ------
         Long term investments
            Accounted for by the equity method              $19,663                   $18,796
            Accounted for by the cost method                 32,931                     1,894
                                                             ------                    ------
                                                             52,594                    20,690
         Other assets                                        18,985                     8,779
                                                             ------                    ------

                                                            $71,579                   $29,469
                                                             ======                    ======

Investments in associated companies over which the Company has significant influence are accounted for by the equity method and as a result the carrying value equals the Company's proportionate share of the shareholder's equity of the investee company. Investees which the Company does not control or have significant influence over are accounted for by the cost method.


9.  Bank Credit Facilities

At April 30, 1997 short term bank credit facilities consisted of operating lines of credit in the aggregate amount of $106,135,000, primarily with banks in Canada, the United Kingdom and the United States. At April 30, 1997, Coasin S.A. and Acacia S.A. were utilizing $12,820,000 under these lines of credit. Bank indebtedness is secured by accounts receivable and a general security agreement that includes assets that are not otherwise pledged as security. The Company complies with all covenants and restrictions contained in the credit facilities agreements, including minimum levels of working capital and tangible net worth.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1997, 1996 and 1995
    (Canadian dollars, tabular amounts in thousands except per share data)

10.  Long Term Obligations

                                                            April 30,                 April 30,
                                                               1997                      1996
                                                            ---------                 ---------
         Mortgage                                           $   283                   $2,109
         Term loans                                          15,487                       --
         Capital lease obligations                            2,400                    1,053
                                                             ------                    -----
                                                             18,170                    3,162

         Less amounts due within one year                    (7,353)                  (2,302)
                                                             ------                    -----

         Balance, end of the year                           $10,817                   $  860
                                                             ======                    =====

The mortgage is secured by office and manufacturing facilities with an aggregate book value of $7,071,000.

Future payments under long term obligations and operating leases at April 30, 1997 are as follows.

                                                 Principal Amount        Minimum
                                                   on Mortgages        Capital Lease          Operating
                                                  and Term Loans         Payments              Leases
                                                 ---------------         --------              ------
         Fiscal 1998                                 $ 6,428             $1,070               $29,375
         Fiscal 1999                                   3,595                708                26,439
         Fiscal 2000                                   4,007                523                18,902
         Fiscal 2001                                     601                283                12,127
         Fiscal 2002                                     233                165                 3,875
         Thereafter                                      906                  9                 2,998
                                                      ------              -----                ------

                                                     $15,770              2,758               $93,716
                                                      ======                                   ======
         Less imputed interest at 9%                                       (358)
                                                                          -----

                                                                         $2,400
                                                                          =====

Interest paid on capital leases was $266,000 (fiscal 1996 -- $218,000; fiscal 1995 -- $571,000).


11.  Financial Instruments and Concentration of Credit Risk

The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Realized and unrealized foreign exchange contracts are recognized and offset foreign exchange gains and losses on the underlying net asset or net liability position. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. At April 30, 1997 the Company had $293,414,000 in outstanding foreign exchange contracts (fiscal 1996 -- $129,899,000).

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1997, 1996 and 1995
    (Canadian dollars, tabular amounts in thousands except per share data)

Several major financial institutions are counterparties to the Company's financial instruments. It is Company practice to monitor the financial standing of the counterparties and limit the amount of exposure to any one institution. The Company may be exposed to a credit loss in the event of nonperformance by the counterparties to these contracts, but does not anticipate such nonperformance.

With respect to accounts receivable, concentration of credit risk is limited due to the diverse areas covered by the Company's operations. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Anticipated bad debt loss and product returns have been provided for in the allowance for returns and doubtful accounts. Net additions to the provision for returns and doubtful accounts (fiscal 1997 -- $3,921,000; fiscal 1996 -- $1,436,000) primarily relate to product returns and are charged to sales. The carrying amounts for cash, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair market value because of the short maturity of these instruments.


12.  Share Capital

Authorized

An unlimited number of Common Shares.

An unlimited number of participating preferred shares, ranking in priority upon distribution of assets over Common Shares, may be issued in series with additional provisions as fixed by the Board of Directors.

Stock Split

On September 13, 1996 the Board of Directors declared a two for one stock split, effected in the form of a stock dividend, payable October 11, 1996 to shareholders of record on September 30, 1996. All references in the consolidated financial statements with regard to shares outstanding and per share amounts have been restated to reflect the stock split.

Employee Stock Option Plans

The Company has established the Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan (the "Plan") applicable to full-time employees, directors and consultants of the Company and its subsidiaries. The options under the Plan are granted at the then-current fair market value of the Common Shares of the Company and generally may be exercised in equal proportions during the years following the first, second, third and fourth anniversary of the date of grant, and expire on the fifth anniversary or upon termination of employment. Options granted under the Plan prior to August 1, 1996 generally may be exercised in equal proportions during the years following the first, second and third anniversary of the date of grant, and expire on the fourth anniversary or upon termination of employment. In addition to the number of options outstanding as at April 30, 1997, the number of options which may be granted under the Plan is 8,745,273. Amendments to the Plan related to the vesting period and the number of shares reserved for issuance were approved by the Board of Directors in June 1997 and are subject to shareholder approval.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1997, 1996 and 1995
    (Canadian dollars, tabular amounts in thousands except per share data)

During the year ended April 30, 1995 the Company's shareholders approved the 1994 Stock Option Amendment Program for all outstanding options (other than those granted to directors) exercisable at prices greater than $20.00 per share. Under the program, the Company amended 4,108,760 options so that each such option has a date of grant of June 23, 1994, the date the program was initiated, and has an exercise price of $20.00 per share, the closing price of the Company's Common Shares on The Toronto Stock Exchange on that date.

Activity in the stock option plan is summarized below.

                                                                             Option Price
                                                                  ---------------------------------
                                                                                           Weighted
                                               Options             Low         High        Average
                                              ---------           -------     -------      --------
Options outstanding April 30, 1994            12,207,658           $ 0.95      $43.74       $15.45

     Granted during fiscal 1995                5,134,750           $21.65      $28.60       $24.34
     Cancelled and expired                      (400,656)          $ 0.95      $43.74       $20.75
     Exercised                                (3,149,680)          $ 0.95      $15.17       $ 3.95
                                               ---------

Options outstanding April 30, 1995            13,792,072           $ 1.68      $43.74       $16.46

     Granted during fiscal 1996                5,193,100           $19.47      $34.73       $26.94
     Cancelled and expired                      (699,804)          $ 1.68      $34.23       $24.41
     Exercised                                (5,161,664)          $ 1.68      $26.89       $ 9.98
                                               ---------

Options outstanding April 30, 1996            13,123,704           $ 4.73      $43.74       $22.73

     Granted during fiscal 1997                7,098,800           $30.18      $46.33       $38.89
     Cancelled and expired                      (785,073)          $ 4.76      $44.31       $25.74
     Exercised                                (3,182,704)          $ 4.73      $34.23       $17.23
                                               ---------

Options outstanding April 30, 1997            16,254,727           $19.47      $46.33       $30.72
                                              ==========
                                                                            Option Price
                                                                  ---------------------------------
                                                                                           Weighted
                                               Options             Low         High        Average
                                              ---------           -------     -------      --------
Options outstanding April 30, 1996
     Vested                                    3,598,694           $ 4.73      $43.74       $18.23
     Unvested                                  9,525,010           $19.47      $43.74       $24.43
                                              ----------
                                              13,123,704           $ 4.73      $43.74       $22.73
                                              ==========
     Weighted average remaining
         contractual life                     2.45 years
                                              ==========

Options outstanding April 30, 1997
     Vested                                    4,867,116           $19.47      $43.74       $23.99
     Unvested                                 11,387,611           $19.47      $46.33       $30.72
                                              ----------
                                              16,254,727           $19.47      $46.33       $30.72
                                              ==========
     Weighted average remaining
         contractual life                     2.14 years
                                              ==========

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1997, 1996 and 1995
    (Canadian dollars, tabular amounts in thousands except per share data)

Stock Based Compensation

The Company applies APB 25 and related interpretations in accounting for its Consolidated Key Employee Stock Option Plan. Accordingly, no compensation expense has been recognized for its stock based compensation plan. Had compensation costs for the Company's Consolidated Key Employee Stock Option Plan been determined based on the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed under SFAS 123, the Company's net earnings and earnings per share would have been decreased to the following pro forma amounts.

                                                              1997               1996
                                                            --------           --------
     Net earnings, as reported                              $156,917           $202,864

     Estimated stock based compensation costs                (57,398)           (19,535)
                                                             -------            -------

     Pro forma net earnings                                 $ 99,519           $183,329
                                                             =======            =======

     Basic earnings per share                                     58c          $   1.11
                                                             =======            =======
     Fully diluted earnings per share                             58c          $   1.08
                                                             =======            =======

The weighted average fair value of all options granted during fiscal 1997 and 1996 was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                              1997               1996
                                                            --------           --------
     Expected option life, in years                            4.3                3.5
     Volatility                                              112.1%             100.2%
     Risk free interest rate                                   6.4%               5.5%
     Dividend yield                                            nil                nil

The Black-Scholes model used by the Company to calculate option values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, Management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company's stock option awards.


13.  Sale of Investment in InSoft, Inc.

On April 25, 1996, the Company sold its minority equity interest in InSoft, Inc. ("InSoft"), a privately held multimedia software company. The disposition was effected through a merger in which InSoft shares were exchanged for common shares of the acquirer, which are publicly traded. The Company recognized a gain in fiscal 1996 on the sale of its InSoft shares of $12,715,000, representing the excess of the market value of the shares of the acquirer received, discounted to reflect certain restrictions on resale, over the cost to the Company of the InSoft shares exchanged.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)


14.  Income Taxes

The components of the provision for income taxes are as follows:

                                                     1997           1996          1995
                                                   --------       --------      --------
       Current                                      $94,729        $96,180       $85,977
       Deferred                                      22,989          4,599        10,967
                                                    -------        -------       -------

                                                   $117,718       $100,779       $96,944
                                                    =======        =======       =======

The provision for income taxes reported differs from the amount computed by applying the Canadian statutory rate to income before income taxes for the following reasons.

                                                     1997           1996          1995
                                                   --------       --------      --------
       Earnings before income taxes:
          Domestic                                 $182,745       $155,901      $105,155
          Foreign                                    97,009        149,212       182,198
                                                    -------        -------       -------

                                                   $279,754       $305,113      $287,353
                                                    =======        =======       =======

       Statutory income tax rate (Canada)              43.5%          43.5%         43.5%
                                                       ====           ====          ====

       Expected provision for income tax           $121,693       $132,724      $124,998
       Canadian rate adjustment for research
        and development activities                   (5,062)        (4,318)       (3,754)
       Canadian rate adjustment for
        manufacturing and processing activities     (15,625)       (13,407)       (8,286)
       Loss carryforwards utilized                   (7,262)          --            (352)
       Foreign tax differential                     (39,539)       (21,686)      (17,873)
       Purchased research and development in
        process related to UB Networks               42,169           --            --
       Non-deductible reserves and surtaxes          21,344          7,466         2,211
                                                    -------        -------       -------
       Reported income tax provision               $117,718       $100,779      $ 96,944
                                                    =======        =======       =======

The components of the annual timing differences and the related deferred tax provision are as follows:

                                                     1997           1996          1995
                                                   --------       --------      --------
       Tax depreciation in excess of
        accounting depreciation                    $  4,530         $5,560       $ 6,725
       Accounting provisions not deductible           3,570         (5,096)       (1,750)
       Research and development expenses
        deducted for tax purposes in excess
        of accounting                                 2,530          3,440         5,509
       Restructuring charges related to
        UB Networks                                  13,127           --            --
       Losses available to offset future
        income taxes                                   (768)           695           483
                                                       ----          -----        ------

       Deferred income tax expense                  $22,989         $4,599       $10,967
                                                     ======          =====        ======

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1997, 1996 and 1995
    (Canadian dollars, tabular amounts in thousands except per share data)



The components of the deferred tax asset (liability) classified by the source of cumulative timing difference that gave rise to the credit are as follows:

                                              Deferred Tax Asset           Deferred Tax Liability
                                             ---------------------         ----------------------
                                             April 30,    April 30,        April 30,     April 30,
                                               1997         1996             1997          1996
                                             --------     --------         --------      --------
     Accounting depreciation in excess
        of (less than) tax depreciation       $ 6,764      $  --           $(31,309)     $(20,033)
     Accounting provisions not deductible       5,539         --                299         9,408
     Research and development expenses
        deducted for tax purposes less
        than (in excess of) accounting           --           --             (1,807)          723
     Net operating losses and
        restructuring charges related to
        acquisition of UB Networks             31,102         --               --            --
     Other                                       --           --                378          --
     Valuation allowance                       (6,012)        --               --            --
                                               ------       ------          -------         -----

                                              $37,393      $  --           $(32,439)      $(9,902)
                                               ======       ======          =======         =====

The Company recorded a deferred tax asset for net operating loss carryovers associated with the acquisition of UB Networks. These losses will expire at various dates through the year 2012.

The components of the deferred tax asset (liability) classified by the source of timing difference that gave rise to the credit are not materially different from the temporary differences as calculated under the application of U.S. GAAP.

At April 30, 1997, the Company had available investment tax credits of approximately $48,592,000 for the reduction of future years Canadian federal income tax liability. These credits expire during the years 2005-2007. Of this amount $20,113,000 has been applied to reduce the deferred tax liability. No recognition has been given in these financial statements to the potential tax benefits associated with the remaining balance of investment tax credits.


15.  Earnings per Share

Earnings per share has been calculated on the basis of net earnings for the period divided by the daily weighted average number of Common Shares outstanding during the fiscal year.

The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all outstanding options had been exercised at the later of the beginning of the fiscal period and the option issue date, and includes an allowance for imputed earnings of $11,589,000 (fiscal 1996 -- $10,469,000; fiscal 1995 -- $6,812,000) derived from the investment of funds which would have been received at an after tax rate of 3.1% (fiscal 1996 -- 4.0%; fiscal 1995 -- 4.0%).

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)


Under accounting principles generally accepted in the United States, earnings per share is calculated using the treasury stock method. The calculation of earnings per share under United States generally accepted accounting principles is as follows:

                                                         1997            1996           1995
                                                       --------        --------       --------
       Net earnings
          Primary                                           90(c)        $1.19          $1.13
          Fully diluted                                     90(c)        $1.17          $1.13

       Weighted average number of shares
          Primary                                      174,525         170,990        166,646
          Fully diluted                                174,525         172,780        166,646


16.  Related Party Transactions

The Company leases facilities in Canada and the United Kingdom from companies controlled by Terence H. Matthews, Chairman of the Board of Directors, Chief Executive Officer and the largest shareholder of the Company, under terms and conditions reflecting prevailing market conditions at the time the leases were entered into. Approximately 343,000 square feet has been leased for various terms expiring between September 1997 and May 2002 at rates between $9.25 and $14.00 per square foot (approximately $3,200,000 per year). During the fiscal year ended April 30, 1996 the Company purchased a facility from a company controlled by Mr. Matthews for its fair market value of $5,244,000.

During the fiscal year ended April 30, 1997 the Company paid $2,621,000 for research and development services from associated companies under usual trade terms and conditions (fiscal 1996 -- $507,000). The Company also purchased $8,597,000 of equipment and software from associated companies under usual trade terms, generally for resale (fiscal 1996 -- $7,442,000). The Company sold $20,559,000 of equipment and software to associated companies under usual trade terms, generally for resale (fiscal 1996 -- $1,207,000). The Company has equity interests in these associated companies ranging from 22% to 39% and is represented on the Boards of Directors of these companies.

During the fiscal year ended April 30, 1997 the Company purchased approximately $3,393,000 of equipment under usual trade terms and conditions from corporations in which the Company has no equity interest, but for which certain directors of the Company served as chief executive officer and as a director and from corporations for which Terence H. Matthews served as a director (fiscal 1996 -- $944,000).

During the fiscal year ended April 30, 1996 the Company performed subcontracted research and development under agreements between the Company and corporations controlled by three directors of the Company (the "R&D Corporations"). Subcontracted research and development under these agreements totalled $3,200,000 for fiscal 1996 (fiscal 1995 -- $4,900,000) and is accounted for as a recovery of gross research and development costs. The period covered by the subcontracted research and development agreements ended in the third quarter of fiscal 1996. The Company will pay a net royalty between 2% and 10%, depending on the level of cumulative royalties paid, on all sales of products developed.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)


17.  Business Segment Information

The Company operates primarily in one business segment -- the design, manufacture, sale and service of networking systems and devices for data and voice communications. The Company primarily operates in Canada, the United States, Europe, Asia Pacific and Latin America. Inter-segment sales are recorded at cost plus a mark up for development and manufacturing charges.

                                                      1997             1996             1995
                                                    ---------        ---------        ---------
     Sales
         Canada
            External customers                     $  331,139       $  217,541       $  176,468
            Inter-segment sales                       342,729          250,126          173,014
                                                    ---------        ---------        ---------
                                                      673,868          467,667          349,482
                                                    ---------        ---------        ---------
         United States
            External customers                        351,937          303,505          330,190
            Inter-segment sales                        31,904            9,570            7,404
                                                    ---------        ---------        ---------
                                                      383,841          313,075          337,594
                                                    ---------        ---------        ---------
         Europe
            External customers                        440,844          273,665          219,535
            Inter-segment sales                       307,277          142,406            7,906
                                                    ---------        ---------        ---------
                                                      748,121          416,071          227,441
                                                    ---------        ---------        ---------
         Asia Pacific
            External customers                        185,987          104,394           68,529
            Inter-segment sales                        21,028              204              168
                                                    ---------        ---------        ---------
                                                      207,015          104,598           68,697
                                                    ---------        ---------        ---------
         Latin America
            External customers                         66,820           22,139            5,801
            Inter-segment sales                        33,447           32,577           20,818
                                                    ---------        ---------        ---------
                                                      100,267           54,716           26,619
                                                    ---------        ---------        ---------

            External customers                      1,376,727          921,244          800,523
            Inter-segment sales                       736,385          434,883          209,310
                                                    ---------        ---------        ---------
                                                   $2,113,112       $1,356,127       $1,009,833
                                                    =========        =========        =========
     Operating Income
         Canada                                      $284,423         $171,367         $116,186
         United States                                 26,847           35,265           91,107
         Europe                                       145,792          111,430          101,142
         Asia Pacific                                  75,260           47,969           30,901
         Latin America                                 (9,289)           4,408            4,643
         Research and development expenses           (155,330)         (97,205)         (66,066)
         Purchased research and development
            in process                                (96,940)            --               --
                                                    ---------        ---------        ---------
                                                      270,763          273,234          277,913
Non-operating income                                    8,990           31,879            9,440
     Provision for income taxes                      (117,718)        (100,779)         (96,944)
     Non-controlling interest                          (5,118)          (1,470)          (2,019)
                                                    ---------        ---------        ---------

     Net earnings                                    $156,917         $202,864         $188,390
                                                    =========        =========        =========

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997, 1996 and 1995
     (Canadian dollars, tabular amounts in thousands except per share data)

                                        1997              1996              1995
                                      ----------      -----------          --------
     Identifiable Assets
         Canada                       $  405,126       $  607,969          $471,826
         United States                   397,808          184,746           172,085
         Europe                          370,875          131,885           100,227
         Asia Pacific                    218,015          130,075            68,837
         Latin America                   104,879           38,742            14,188
                                      ----------      -----------          --------

                                      $1,496,703       $1,093,417          $827,163
                                      ==========      ===========          ========


Export sales from operations in Canada (excluding inter-segment sales) were as follows.

                                          1997             1996              1995
                                      ----------         --------          --------
         Latin America                  $169,377         $119,385         $  85,591
         Asia Pacific                     49,166           32,902            28,455
                                      ----------         --------          --------

                                        $218,543         $152,287          $114,046
                                      ==========         ========          ========

Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 18% of total sales for fiscal 1997.


18.  Litigation

Subsequent to the close of the fiscal year ended April 30, 1997, Lucent Technologies Inc. ("Lucent Technologies") filed a complaint dated June 24, 1997 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The complaint alleges that the Company's manufacture and sale in the United States of Newbridge frame relay and ATM switch products infringe certain United States patent rights claimed by Lucent Technologies, and requests actual and trebled damages in an unspecified amount. The Company is in the process of responding to the complaint, and intends to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims.

During the fiscal year ended April 30, 1995, the Company was served with one of several complaints filed in United States District Court in Washington, D.C. by certain persons purporting to be purchasers of Common Shares of the Company. On or about May 8, 1995 these complaints were combined into a single consolidated and amended complaint (the "First Amended Complaint") which named the Company and certain of its executive officers as defendants. The First Amended Complaint purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law, for which damages were sought in unspecified amounts. On June 3, 1996, the Court issued an order granting in part and denying in part the defendants' motion to dismiss. Among other things, the Court dismissed with prejudice the claim alleging violation of common law. The Court also dismissed the majority of plaintiffs' allegations of violation of United States securities law, but granted plaintiffs leave to replead these allegations in a Second Amended Complaint, which plaintiffs filed on July 3, 1996. The Court further conditionally certified the action as a class action without prejudice to the Company's right to renew its objection to class action certification upon completion of discovery. On April 10, 1997, the Court issued an order granting in part and denying in part the defendants' motion to dismiss the Second Amended Complaint. Among other things, the Court dismissed with prejudice a substantial portion of plaintiffs' allegations. The Company has served an answer denying plaintiffs' claims. The Company intends to continue to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to the action. Because the outcome of the action is not certain at this time, no provision for any liability that may result upon adjudication has been made in these Consolidated Financial Statements.

                        SELECTED QUARTERLY FINANCIAL DATA

The quarterly financial data for the fiscal years ended April 30, 1997 and 1996 are derived from unaudited consolidated financial statements of the Company which include, in the opinion of Management, all normal and recurring adjustments considered necessary for a fair statement of results for such periods. The selected quarterly financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                  Fiscal 1996 Quarters Ended                  Fiscal 1997 Quarters Ended
                                  --------------------------                  --------------------------
                               Jul 30,    Oct 29,    Jan 28,    Apr 30,    Jul 28,    Oct 27,    Jan 26,    Apr 30,
                                 1995       1995       1996       1996      1996       1996       1997       1997
                                 ----       ----       ----       ----      ----       ----       ----       ----
                                          (Canadian dollars, amounts in thousands except per share data)

Income Statement Data:

Sales                         $195,510   $217,116   $236,678   $271,940   $286,037   $316,082   $333,267   $441,341
Gross margin                   129,546    141,731    154,075    176,147    185,294    203,897    213,261    266,687

Net earnings                    37,112     45,376     53,881     66,495     60,801     62,781     63,031    (29,696)

Earnings per share
     Basic                          22(c)      27(c)      32(c)      40(c)      36(c)      37(c)      37(c)     (17)(c)
     Fully diluted                  22         27         31         38         35         36         36        (17)

Weighted average
   number of shares
     Basic                     165,115    165,864    166,548    167,807    169,228    170,232    170,941    171,701
     Fully diluted             178,824    179,637    180,534    181,280    181,710    184,131    185,037    187,456

U.S. GAAP
     Net earnings/(1)/         $37,112    $45,376    $53,881    $66,495    $60,801    $62,781   $(33,909)   $67,244

     Net earnings per share/(2)/
         Primary                    22(c)      27(c)       31(c)     38(c)      35(c)      36(c)     (20)(c)     38(c)
         Fully diluted              22         27          31        38         35         36        (20)        38
         Fully diluted         US$0.16    US$0.20     US$0.23   US$0.28    US$0.25    US$0.26   US$(0.15)   US$0.28

     Weighted average
        number of shares
         Primary               168,847    167,672    171,158    173,036    174,930    174,747    170,941    176,554
         Fully diluted         168,847    167,672    172,729    174,454    174,930    174,747    170,941    176,554

----------------------

/(1)/ Under U.S. GAAP, research and development in process acquired by the Company on the acquisition of UB Networks was written off against net earnings upon acquisition in the third quarter of fiscal 1997. Under accounting principles generally accepted in Canada research and development in process acquired by the Company on the acquisition of UB Networks was capitalized upon acquisition and disclosed on the Consolidated Balance Sheet at January 26, 1997. Upon review of the recoverability of the research and development in process, undertaken during the fourth quarter of the fiscal year ended April 30, 1997, the Company determined that the purchased research and development in process no longer met all the criteria for deferral and accordingly the balance has been written off as a charge to earnings for the fourth fiscal quarter. The Company has significantly altered product plans associated with the research and development projects and has concluded that recoverability cannot be reasonably regarded as assured. In addition, Management has determined that adequate resources may not be made available in future to complete the projects associated with the purchased in process research and development, as originally defined.

/(2)/  See Note 15 to the Consolidated Financial Statements.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company and their ages at June 19, 1997 are:


Name and Municipality of Residence                   Age                        Position
----------------------------------                   ---                        --------
Terence H. Matthews                                   54       Chairman of the Board, Chief Executive
Kanata, Ontario, Canada                                          Officer and Director

Peter Sommerer                                        48       Vice Chairman of the Board
Kanata, Ontario, Canada                                          and Director

Peter D. Charbonneau                                  43       President, Chief Operating Officer
Ottawa, Ontario, Canada                                          and Director

James C. Avis                                         47       Executive Vice President,
Ottawa, Ontario, Canada                                          Business Development

John D. Everard                                       48       Executive Vice President and General
Chepstow, Wales                                                  Manager, European Region

Conrad W. Lewis                                       44       Executive Vice President, Business Units
Stittsville, Ontario, Canada

Constantin S. Loudiadis                               48       Executive Vice President and General
Ottawa, Ontario, Canada                                          Manager, Asia Pacific Region

Scott W. Marshall                                     43       Executive Vice President, Research and
Kanata, Ontario, Canada                                          Development

Dr. Donald Mills                                      63       Vice President, Administration
Kanata, Ontario, Canada                                          and Director

F. Michael Pascoe                                     45       Executive Vice President and General
Great Falls, Virginia, USA                                       Manager, Americas Region

Bruce W. Rodgers                                      42       Executive Vice President, Operations
Richmond, Ontario, Canada

Kenneth B. Wigglesworth                               33       Vice President, Finance and
Kanata, Ontario, Canada                                          Chief Financial Officer

All of the above mentioned executive officers, with the exception of Constantin
S. Loudiadis, have been employed by the Company in various capacities during the past five years. Prior to joining the Company in January 1997, Mr. Loudiadis held a variety of positions within the telecommunications group of Bell Canada since 1970, most recently as Vice President, Corporate Development of BCE Mobile Communications Inc.


Name and Municipality of Residence                   Age           Position
----------------------------------                   ---           --------
Dr. Denzil J. Doyle                                   65           Director
Kanata, Ontario, Canada

Alan D. Horn                                          45           Director
Toronto, Ontario, Canada

Trevor G. Jones                                       58           Director
Willowdale, Ontario, Canada

Peter C. Madsen                                       46           Director
Manassas, Virginia, USA

Graham C. C. Miller                                   66           Director
Cotuit, Massachusetts, USA

Kent H. E. Plumley                                    60           Director
Kanata, Ontario, Canada

Daniel C. Rusheleau                                   46           Director
Renfrew, Ontario, Canada

Dr. John C. J. Thynne                                 65           Director
London, England

Terence H. Matthews founded the Company in June 1986 and has served as Chairman of the Board, Chief Executive Officer and a Director of the Company since that time. From the inception of the Company to June 1993 Mr. Matthews also served as President.

Peter Sommerer has been Vice Chairman of Board of the Company since December 1996 and a Director of the Company since July 1991. From February 1987 to December 1996, Mr. Sommerer held a variety of positions with the Company, most recently as President and Chief Operating Officer.

Peter D. Charbonneau has been President and Chief Operating Officer of the Company since December 1996 and a Director since November 1996. From January 1987 to December 1996, Mr. Charbonneau held a variety of positions with the Company, most recently as Executive Vice President and Chief Financial Officer.

Dr. Denzil J. Doyle has been a Director of the Company since September 1987. Dr. Doyle has been Chairman of Capital Alliance Ventures Inc., a venture capital company specializing in investments in high technology companies since November 1995, and President of Doyletech Corporation, a consulting corporation specializing in new business ventures, since November 1982. He is also a director of International Datacasting Corporation, a manufacturer of satellite data broadcasting equipment. Dr. Doyle is a member of the Employee Compensation Committee and the Directors' Affairs Committee of the Board of Directors of the Company.

Alan D. Horn has been a Director of the Company since July 1991. Mr. Horn has been Vice President, Finance and Chief Financial Officer of Rogers Communications Inc., a communications company, since October 1996. From April 1990 to October 1996 he was President and Chief Operating Officer of Rogers Telecommunications Limited, an investment holding company. He is Chairman of the Audit Committee and a member of the Directors' Affairs Committee of the Board of Directors of the Company.

Trevor G. Jones has been a Director of the Company since June 1991. Mr. Jones has been President of JWA Associates, a business consulting company, since April 1991. Mr. Jones is

Chairman of the Directors' Affairs Committee and a member of the Audit Committee of the Board of Directors of the Company.

Peter C. Madsen has been a Director of the Company since September 1987. Mr. Madsen has been President, Chief Executive Officer and a Director of Fastcomm Communications Corporation, a telecommunications company, since September 1992. Mr. Madsen has also been President of Professional Marketing Corporation, a telecommunications equipment distributor, since February 1992.

Graham C. C. Miller has been a Director of the Company since September 1987. Mr. Miller has been Chairman of the Board of LTX Corporation, a manufacturer of semiconductor testing equipment, since 1976, and was President and Chief Executive Officer until February 1994. He is a member of the Audit Committee and the Directors' Affairs Committee of the Board of Directors of the Company.

Dr. Donald Mills has been Vice President, Administration of the Company since April 1989. Dr. Mills has been a Director of the Company since September 1988.

Kent H. E. Plumley has been a Director of the Company since June 1986. Mr. Plumley has been a partner of Osler, Hoskin & Harcourt, Barristers & Solicitors, since May 1990. Mr. Plumley is the Chairman of the Employee Compensation Committee of the Board of Directors of the Company.

Daniel C. Rusheleau has been a Director of the Company since September 1987 and is a member of the Employee Compensation Committee. Since October 1993 Mr. Rusheleau has been President and Chief Executive Officer of West End Systems Corp., a communications equipment vendor. From December 1991 to October 1993 he was Vice President, Systems Architecture and Technology of the Company.

Dr. John C. J. Thynne has been a Director of the Company since April 1992. Dr. Thynne has been Director General of the Electronic Components Industry Federation (United Kingdom) and Managing Director of Camrose Consultancy Services since January 1991. Dr. Thynne is a member of the Audit Committee of the Board of Directors of the Company.

All directors of the Company hold office until the next annual meeting of shareholders or until the election and qualification of their successors. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.


Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to
Exhibit 99 to this Annual Report on Form 10-K, "Statement of Executive Compensation" as set forth in the form of the Company's proxy circular for the annual and special meeting of shareholders to be held on September 4, 1997. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information contained under the sub-captions "Report on Executive Compensation" and "Performance Graph".


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Shares as at June 12, 1997 (i) by each person known by the Company to own beneficially more than 5% of the Company's Common Shares, (ii) by each of the Company's directors and (iii) by all directors and executive officers of the Company as a group. The information as to beneficial ownership is presented in accordance with the rules and regulations under the United States Securities Exchange Act of 1934 and consequently may differ from similar information that appears in the Company's proxy circular prepared in accordance with the Canada Business Corporations Act for the annual and special meeting of shareholders to be held on September 4, 1997.

                                                               Shares Issuable
                                                               Within 60 Days          Total Shares
                                     Shares Currently           Upon Exercise          Beneficially   % of
Name and Address                     Directly Owned             of Options/(1)/          Owned             Class
------------------------------------------------------------------------------------------------------------------
Terence H. Matthews                   41,088,808                   nil                 41,104,808/(2)/     23.78%
  Kanata, Ontario

Donald Mills                           1,139,516                 8,332                  1,166,848/(3)/        *

Peter C. Madsen                          388,860                10,000                    410,060/(4)/        *

Kent H. E. Plumley                       266,052                25,998                    338,788/(5)/        *

Peter D. Charbonneau                      30,000                44,664                    242,364/(6)/        *

Peter Sommerer                               nil                83,330                    108,330/(7)/        *

Graham C. C. Miller                       45,616                24,666                     70,282/(8)/        *

Denzil J. Doyle                           26,000                24,666                     54,666/(9)/        *

John C. J. Thynne                         23,000                24,000                     47,000             *

Alan D. Horn                                 nil                26,664                     26,664             *

Trevor G. Jones                            8,068                   nil                      8,068             *

Daniel C. Rusheleau                        1,000                   nil                      1,000             *


All directors and executive
officers as a group (20 persons)      43,409,020               475,642                 44,196,498/(10)/    25.57%

---------------

* Less than 1%

/(1)/ Shares issuable upon exercise of stock options that are exercisable within 60 days of June 12, 1997.

/(2)/ Includes 4,974,000 shares owned directly; 16,000 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership; 32,395,988 shares beneficially owned through control of Kanata Research Park Corporation; 1,745,920 shares beneficially owned through control of 2874806 Canada Inc.; 1,770,000 shares beneficially owned through control of 3090-8081 Quebec Inc.; 127,900 shares beneficially owned through 2985314 Canada Inc., and 75,000 shares beneficially owned through 2874814 Canada Inc.

/(3)/ Includes 19,000 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership.

/(4)/ Includes 11,200 shares beneficially owned through his children, as to which shares he disclaims beneficial ownership.

/(5)/ Includes 42,872 shares and 3,866 shares issuable within 60 days upon the exercise of options beneficially owned through his wife, as to which shares and shares issuable upon the exercise of options he disclaims beneficial ownership.

/(6)/ Includes 167,700 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership.

/(7)/ Includes 25,000 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership.

/(8)/   Includes 45,616 shares owned jointly with his wife.

/(9)/ Includes 4,000 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership.

/(10)/ Includes, in the aggregate, 303,972 shares and 7,864 shares issuable within 60 days of June 12, 1997 upon the exercise of options beneficially owned through spouses and children, as to which shares and shares issuable upon the exercise of options they disclaim beneficial ownership.

Except as otherwise indicated, the persons in the table have sole voting and investment powers with respect to all Common Shares beneficially owned by them subject to community property laws where applicable and the information contained in the footnotes to the table.

Statements contained in the table as to shares beneficially owned by directors and executive officers or over which they exercise control or direction are, in each instance, based upon information obtained from such directors and executive officers. The Company is not aware of any person except the holder set forth above who beneficially owns or exercises control or direction over shares carrying more than 5% of the votes attached to such shares of the Company as at June 12, 1997.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to
Exhibit 99 to this Annual Report on Form 10-K, "Statement of Executive Compensation" as set forth in the form of the Company's proxy circular for the annual and special meeting of shareholders to be held on September 4, 1997. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information contained under the sub-captions "Report on Executive Compensation" and "Performance Graph".

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)   (1)    The following financial statements and supplementary data
                    are filed as part of this Report under Item 8:

                                                                                               Page
                                                                                               ----
                    Financial Statements
                       Auditors' Report to the Shareholders......................................29
                       Consolidated Statements of Earnings and
                          Retained Earnings for the years
                          ended April 30, 1997, 1996 and 1995....................................30
                       Consolidated Balance Sheets as at
                          April 30, 1997 and 1996................................................31
                       Consolidated Statements of Cash Flows for the
                          years ended April 30, 1997, 1996 and 1995..............................32
                       Consolidated Statements of Shareholders' Equity
                          for the years ended April 30, 1997, 1996 and 1995......................33
                       Notes to the Consolidated Financial Statements............................34

                    Selected Quarterly Financial Data (unaudited)................................53

       (b) The Registrant filed a Current Report on Form 8-K dated January 17, 1997 related to the purchase of Ungermann-Bass Networks, Inc.

       (c) The following exhibits are filed or incorporated by reference as part of this Report (Exhibit 10.1 is a compensatory plan or arrangement):

             3.1      Articles of Amalgamation./(1)/

             3.2      By-Law No. 3.

             10.1 Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan, as amended.

             10.2 Notice of Intention to make a normal course issuer bid dated August 16, 1996 filed with The Toronto Stock Exchange regarding common share repurchases./(2)/

             10.3--

             10.7     [Reserved]

             10.8 Credit Facilities Letter dated June 20, 1994 between Newbridge Networks Corporation and Royal Bank of Canada. /(3)/

             10.9--

             10.13    [Reserved]

             10.14 License Agreement effective May 1, 1994 between 2880016 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 2880016 Canada Inc. and Newbridge Networks Corporation. /(4)/

             10.15 License Agreement effective May 1, 1994 between 3015955 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 3015955 Canada Inc. and Newbridge Networks Corporation. /(4)/

             10.16 License Agreement effective May 1, 1994 between 3028623 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 3028623 Canada Inc. and Newbridge Networks Corporation. /(4)/

             10.17 Lease dated May 29, 1997 for 76,230.65 square feet at 359 Terry Fox Drive, Kanata, Ontario.

             10.18 Agreement and Purchase and Sale dated February 16, 1996 for approximately 25,000 square feet at Langstone Business Park, Langstone, Newport, Wales./(5)/

             10.19 Letter Agreement dated May 10, 1995 and Lease dated April 1, 1990 for 4,573 square feet, more or less, at 362 Terry Fox Drive, Kanata, Ontario./(5)/

             10.20 Lease dated May 1, 1995 for 1,882 square feet, more or less, at 362 Terry Fox Drive, Kanata, Ontario./(4)/

             10.21 Lease dated April 1, 1995 for 13,106 square feet, more or less, at 50 Sandhill Road, Kanata, Ontario./(4)/

             10.22 Lease dated April 23, 1997 for 242,856.67 square feet, more or less, at 349 Terry Fox Drive, Kanata, Ontario.

             10.23 Sublease dated October 1, 1996 for 20,718 square feet, more or less, at 350 Terry Fox Drive, Kanata, Ontario.

             10.24 Non-Competition Agreement between Terence Matthews and Newbridge Networks Corporation dated October 14, 1987. /(6)/

             11.1 Computation of earnings per share under accounting principles generally accepted in Canada.

             11.2 Computation of earnings per share under accounting principles generally accepted in the United States.

             21       Subsidiaries of the Registrant.

             23       Consent of Independent Accountants.

             27       Financial Data Schedule

             99 "Statement of Executive Compensation" as set forth in the form of the Company's proxy circular for the annual and special meeting of shareholders to be held on September 4, 1997, incorporated by reference in Items 11 and 13 of this Annual Report on Form 10-K, to the extent set forth therein. This exhibit shall not be deemed to be "soliciting material" or to be "filed" with the United States Securities and Exchange Commission for purposes of
                      Section 14 of the United States Securities Exchange Act of 1934, nor shall it be deemed to be a "management proxy circular" for the purposes of soliciting proxies under the Canada Business Corporations Act.

_____________________

/(1)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 0-17865) for the fiscal quarter ended July 30, 1994.

/(2)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-13316) for the fiscal quarter ended July 28, 1996.

/(3)/ Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-17865) for the fiscal year ended April 30, 1994.

/(4)/ Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1995.

/(5)/ Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1996.

/(6)/ Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-29187) filed on June 8, 1989, as amended.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEWBRIDGE NETWORKS CORPORATION





     Date: June 25, 1997               By:   /s/   Terence H. Matthews
                                             --------------------------------
                                             Terence H. Matthews,
                                             Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




     Date: June 25, 1997               By:   /s/   Terence H. Matthews
                                             --------------------------------
                                             Terence H. Matthews,
                                             Chairman of the Board, Chief
                                             Executive Officer and Director
                                             (Principal Executive Officer)




     Date: June 25, 1997               By:   /s/   Kenneth B. Wigglesworth
                                             --------------------------------
                                             Kenneth B. Wigglesworth,
                                             Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)




     Date: June 25, 1997               By:   /s/   Peter D. Charbonneau
                                             --------------------------------
                                             Peter D. Charbonneau,
                                             President, Chief Operating Officer
                                             and Director

     Date: June 25, 1997               By:   /s/   Dr. Denzil J. Doyle
                                             ----------------------------------
                                             Dr. Denzil J. Doyle,
                                             Director




     Date: June 25, 1997               By:   /s/   Alan D. Horn
                                             ----------------------------------
                                             Alan D. Horn,
                                             Director




     Date: June 25, 1997               By:   /s/   Trevor G. Jones
                                             ----------------------------------
                                             Trevor G. Jones,
                                             Director




     Date: June 25, 1997               By:   /s/   Peter C. Madsen
                                             ----------------------------------
                                             Peter C. Madsen,
                                             Director




     Date: June 25, 1997               By:   /s/   Graham C. C. Miller
                                             ----------------------------------
                                             Graham C. C. Miller,
                                             Director




     Date: June 25, 1997               By:   /s/   Dr. Donald Mills
                                             ----------------------------------
                                             Dr. Donald Mills,
                                             Vice President and Director




     Date: June 25, 1997               By:   /s/   Kent H. E. Plumley
                                             ----------------------------------
                                             Kent H. E. Plumley,
                                             Director

     Date: June 25, 1997               By:   /s/   Daniel C. Rusheleau
                                             ----------------------------------
                                             Daniel C. Rusheleau,
                                             Director




     Date: June 25, 1997               By:   /s/   Peter Sommerer
                                             ----------------------------------
                                             Peter Sommerer,
                                             Vice Chairman of the Board
                                             and Director




     Date: June 25, 1997               By:   /s/   Dr. John C. J. Thynne
                                             ----------------------------------
                                             Dr. John C. J. Thynne,
                                             Director

                                  EXHIBIT INDEX

Exhibit
No.                                                                               Page
-------                                                                           ----
3.1      Articles of Amalgamation.(1)

3.2      By-Law No. 3. ............................................................68--79

10.1     Newbridge Networks Corporation Consolidated Key Employee Stock Option
         Plan, as amended. ........................................................80--93

10.2 Notice of Intention to make a normal course issuer bid dated August 16, 1996 filed with The Toronto Stock Exchange regarding common share repurchases.(2)

10.3--
10.7     [Reserved]

10.8     Credit Facilities Letter dated June 20, 1994 between Newbridge Networks
         Corporation and Royal Bank of Canada.(3)

10.9--
10.13    [Reserved]

10.14    License Agreement effective May 1, 1994 between 2880016 Canada Inc. and
         Newbridge Networks Corporation; Development Agreement effective May 1,
         1994 between 2880016 Canada Inc. and Newbridge Networks Corporation.(4)

10.15    License Agreement effective May 1, 1994 between 3015955 Canada Inc. and
         Newbridge Networks Corporation; Development Agreement effective May 1,
         1994 between 3015955 Canada Inc. and Newbridge Networks Corporation.(4)

10.16    License Agreement effective May 1, 1994 between 3028623 Canada Inc. and
         Newbridge Networks Corporation; Development Agreement effective May 1,
         1994 between 3028623 Canada Inc. and Newbridge Networks Corporation.(4)

10.17    Lease dated May 29, 1997 for 76,230.65 square feet at 359 Terry Fox
         Drive, Kanata, Ontario. ..................................................94--134

10.18 Agreement and Purchase and Sale dated February 16, 1996 for approximately 25,000 square feet at Langstone Business Park, Langstone,
         Newport, Wales.(5)

10.19    Letter Agreement dated May 10, 1995 and Lease dated April 1, 1990 for
         4,573 square feet, more or less, at 362 Terry Fox Drive, Kanata, Ontario.(5)

10.20    Lease dated May 1, 1995 for 1,882 square feet, more or less, at 362
         Terry Fox Drive, Kanata, Ontario.(4)