Form 10-Q
period 1997-08-03
NEWBRIDGE NETWORKS CORP
filed 1997-09-17
CIK 827301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1997


                         Commission file number 1-13316


                         NEWBRIDGE NETWORKS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Canada                                    98-0077506
      -------------------------------                --------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                  Identification No.)


      600 March Road, Kanata, Ontario, Canada               K2K 2E6
      ----------------------------------------            ----------
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code      (613) 591-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
The number of Common Shares of the registrant outstanding as at September 15, 1997 was 174,666,814.



                       (Exhibit index located on page 20)


                                (Page 1 of 23)

                         NEWBRIDGE NETWORKS CORPORATION


                                TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

       Item 1.        Financial Statements

                           Consolidated Statements of Earnings and Retained
                               Earnings -- Fiscal quarters ended August 3, 1997
                               and July 28, 1996...............................................    3

                           Consolidated Balance Sheets --
                               August 3, 1997 and April 30, 1997...............................    4

                           Consolidated Statements of Cash Flows --
                               Fiscal quarters ended August 3, 1997 and July 28, 1996..........    5

                           Notes to the Consolidated Financial Statements...................... 6-10

       Item 2.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.................................11-16


PART II. OTHER INFORMATION

       Item 1.        Legal Proceedings........................................................   17

       Item 4.        Submission of Matters to a Vote of Security Holders......................17-18

       Item 5.        Other Information........................................................   18

       Item 6.        Exhibits and Reports on Form 8-K.........................................   18


SIGNATURES.....................................................................................   19


                                (Page 2 of 23)

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                         NEWBRIDGE NETWORKS CORPORATION

            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

         (Canadian dollars, amounts in thousands except per share data)
                                   (Unaudited)

                                                               Fiscal quarter ended
                                                           ---------------------------
                                                           August 3,          July 28,
                                                             1997               1996
                                                           --------           --------
Sales                                                      $434,738           $286,037

Cost of sales                                               160,730            100,743
                                                            -------            -------
Gross margin                                                274,008            185,294

Expenses
     Selling, general and administrative                    123,857             66,258
     Research and development                                59,683             30,235
                                                           --------           --------
Income from operations                                       90,468             88,801

Interest income                                               3,022              5,472
Interest expense on long term obligations                      (284)               (72)
Other expenses                                               (2,185)            (2,145)
                                                           --------           --------
Earnings before income taxes
     and non-controlling interest                            91,021             92,056

Provision for income taxes                                   27,034             29,697

Non-controlling interest                                       (367)             1,558
                                                           --------           --------

Net earnings                                                 64,354             60,801

Retained earnings, beginning of the period                  768,148            611,231
                                                           --------           --------

Retained earnings, end of the period                       $832,502           $672,032
                                                           ========           ========

Earnings per share (Note 6)
     Basic                                                 $   0.37           $   0.36
     Fully diluted                                         $   0.36           $   0.35

Weighted average number of shares
     Basic                                                  172,964            169,228
     Fully diluted                                          189,082            181,710


       See accompanying Notes to the Consolidated Financial Statements.

                                (Page 3 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                         (Canadian dollars in thousands)

                                                                               August 3,                 April 30,
                                                                                 1997                      1997
                                                                              ----------                ----------
                                                                              (unaudited)
ASSETS

Cash and cash equivalents (Note 2)                                            $  353,961                $  333,904
Accounts receivable, net of provision for returns and
     doubtful accounts of $11,379 (April 30, 1997 - $10,572)                     413,686                   387,338
Inventories (Note 3)                                                             191,495                   159,495
Prepaid expenses and other current assets                                         48,285                    64,191
                                                                              ----------                ----------

                                                                               1,007,427                   944,928

Property, plant and equipment                                                    319,659                   294,939
Deferred income taxes                                                             27,957                    37,393
Goodwill (Note 4)                                                                121,102                   125,565
Software development costs                                                        23,599                    22,299
Other assets                                                                      80,120                    71,579
                                                                              ----------                ----------

                                                                              $1,579,864                $1,496,703
                                                                              ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                         $  125,533                $  105,884
     Accrued liabilities                                                          89,240                    95,804
     Provision for restructuring (Note 5)                                          7,240                    35,944
     Income taxes                                                                 45,902                    61,551
     Current portion of long term obligations                                     10,028                     7,353
                                                                              ----------                ----------

                                                                                 277,943                   306,536

Long term obligations                                                             11,898                    10,817
Deferred income taxes                                                             28,546                    32,439
Non-controlling interest                                                          20,010                    20,412
                                                                              ----------                ----------
                                                                                 338,397                   370,204
                                                                              ----------                ----------

Common shares - 174,244,706 outstanding
     (April 30, 1997 - 171,858,984 outstanding)                                  412,069                   351,388
Accumulated foreign currency translation adjustment                               (3,104)                    6,963
Retained earnings                                                                832,502                   768,148
                                                                              ----------                ----------
                                                                               1,241,467                 1,126,499
                                                                              ----------                ----------
                                                                              $1,579,864                $1,496,703
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

                                (Page 4 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Canadian dollars in thousands)
                                   (Unaudited)

                                                                  Fiscal quarter ended
                                                                --------------------------
                                                                August 3,         July 28,
                                                                  1997              1996
                                                                --------          --------
OPERATING ACTIVITIES

Net earnings                                                    $ 64,354          $ 60,801

Items not affecting cash
     Amortization                                                 27,556            17,684
     Deferred income taxes                                         5,158             4,111
     Non-controlling interest                                       (367)            1,558
     Other                                                         1,979             1,554

Cash effect of changes in:
     Accounts receivable                                         (23,980)          (21,005)
     Inventories                                                 (29,283)            1,798
     Prepaid expenses and other current assets                    15,109            (6,006)
     Accounts payable and accrued liabilities                    (22,330)          (17,780)
     Income taxes                                                (13,314)            1,629
                                                                --------          --------

                                                                  24,882            44,344
                                                                --------          --------
INVESTING ACTIVITIES

Additions to property, plant and equipment                       (53,643)          (20,049)
Acquisition of subsidiaries, excluding cash acquired               --                 (866)
Capitalized software development costs                            (3,085)           (2,940)
Additions to other assets                                         (7,560)           (7,228)
                                                                --------          --------

                                                                 (64,288)          (31,083)
                                                                --------          --------

FINANCING ACTIVITIES

Issue of common shares                                            53,580            17,598
Increase in long term obligations                                  4,060             --
Repayment of long term obligations                                (1,415)           (1,259)
                                                                --------          --------

                                                                  56,225            16,339
                                                                --------          --------

Increase in cash and cash equivalents                             16,819            29,600
Effect of foreign currency translation on cash                     3,238               283
                                                                --------          --------

                                                                  20,057            29,883

Cash and cash equivalents, beginning of period                   333,904           455,749
                                                                --------          --------

Cash and cash equivalents, end of period                        $353,961          $485,632
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

                                (Page 5 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Newbridge Networks Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. These accounting principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, and the method of calculation of earnings per share, as disclosed in Note 6.

In the opinion of Management, the unaudited interim consolidated financial statements reflect all normal and recurring adjustments considered necessary for fair presentation.

The results of operations for the first fiscal quarter ended August 3, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1998.


2.  CASH AND CASH EQUIVALENTS

Components of cash and cash equivalents are:

                                                      August 3,      April 30,
                                                        1997           1997
                                                      --------       --------

       Cash                                           $295,803       $197,007
       Held to maturity marketable securities
            (at amortized cost, which
            approximates fair market value)             57,545        136,278
       Available for sale marketable securities
            (at fair market value)                         613            619
                                                      --------       --------

                                                      $353,961       $333,904
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

                                                                      Fiscal quarter ended
                                                                    --------------------------
                                                                    August 3,         July 28,
                                                                      1997              1996
                                                                    --------          --------
         Investing activities in short
          term marketable securities:

              Held to maturity securities
                  Maturities                                        $128,751          $123,883
                  Purchases                                          (50,018)         (117,846)
                                                                    --------          --------
                                                                      78,733             6,037
              Available for sale securities
                  Sales                                                 --               5,330
                                                                    --------          --------
                                                                      78,733            11,367

         Investing activities, as reported                           (64,288)          (31,083)
                                                                    --------          --------

         Investing activities, U.S. GAAP                            $ 14,445          $(19,716)
                                                                    ========          ========

         Increase in cash and cash equivalents, as reported         $ 20,057          $ 29,883

         Investing activities in short
            term marketable securities                                78,733            11,367
                                                                    --------          --------

         Increase in cash and cash equivalents, U.S. GAAP           $ 98,790          $ 41,250
                                                                    ========          ========

The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Realized and unrealized forward exchange contracts are recognized and offset foreign exchange gains and losses on the underlying net asset or net liability position. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. At August 3, 1997 the Company had $191,440,000 in outstanding forward exchange contracts (April 30, 1997 -- $293,414,000).

3.  INVENTORIES

                                                                   August 3,         April 30,
                                                                     1997              1997
                                                                   --------          --------
           Finished goods                                          $137,975          $100,405
           Work in process                                           12,160            20,938
           Raw materials                                             41,360            38,152
                                                                   --------          --------

                                                                   $191,495          $159,495
                                                                   ========          ========

                                (Page 7 of 23)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

4.  GOODWILL

                                                    August 3,        April 30,
                                                      1997             1996
                                                    --------         --------

           Goodwill                                 $131,508         $133,854
           Accumulated amortization                  (10,406)          (8,289)
                                                    --------         --------

                                                    $121,102         $125,565
                                                    ========         ========
5.  PROVISION FOR RESTRUCTURING

On January 17, 1997, the Company acquired a 100% equity interest in Ungermann-Bass Networks, Inc. ("UB Networks"), a manufacturer of local area network equipment based in Santa Clara, California. The provision for restructuring relates to programs instituted by the Company to integrate the operations of UB Networks with the Company and to eliminate redundant functions. The components of the provision for restructuring and related spending to August 3, 1997 are as follows.

                                Reduction in      Reduction       Discontinued       Other
                                 Work Force     in Facilities      Activities     Restructuring        Total
                               -------------    -------------    -------------    -------------    -------------
Provision upon
   acquisition                     $  26,153        $  11,582        $   9,787        $   6,457        $  53,979

Incurred to
   April 30, 1997                     (9,496)            (970)          (4,478)          (3,091)         (18,035)
                                   ---------        ---------        ---------        ---------        ---------

Provision balances
   at April 30, 1997                  16,657           10,612            5,309            3,366           35,944

Incurred in the fiscal quarter
   ended August 3, 1997              (15,782)          (6,919)          (3,422)          (2,581)         (28,704)
                                   ---------        ---------        ---------        ---------        ---------
Provision balances
   at August 3, 1997               $     875        $   3,693        $   1,887        $     785        $   7,240
                                   =========        =========        =========        =========        =========

The provision for reduction in work force includes severance, related medical and other benefits, relocation costs and other obligations to employees. The provision includes termination benefits for approximately 300 employees. The work force reductions are in all functions and in all regions in which UB Networks operates. The Company believes that these work force reductions have been substantially completed. The provision for reduction in facilities comprises primarily lease payments and fixed costs associated with the closing of sales, support and administrative facilities in the Americas, Europe and Asia Pacific geographic areas. The provision for discontinued activities includes costs associated with the disposition of assets and fulfilling prior commitments related to certain discontinued product lines and activities. The Company anticipates that the balance of these costs will be incurred over the remainder of the fiscal year. The provision for other restructuring costs comprises various direct incremental costs associated with the integration of operations of UB Networks with the Company.


                                (page 8 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

6.  EARNINGS PER SHARE

Basic earnings per share has been calculated as net earnings for the period divided by the daily weighted average number of Common Shares outstanding during the fiscal quarter. Fully diluted earnings per share has been calculated as net earnings plus after tax imputed earnings on the cash which would have been received on the exercise of options, divided by the daily weighted average number of Common Shares and common share equivalents outstanding during the period.

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

                                                         Fiscal quarter ended
                                                       ------------------------
                                                         August 3,      July 28,
                                                           1997          1996
                                                         =======        =======
   Earnings per share

         Primary                                         $  0.36        $  0.35
                                                         =======        =======

         Fully diluted                                   $  0.36        $  0.35
                                                         =======        =======
   Earnings per share -- in U.S. dollars

         Primary                                         $  0.26        $  0.25
                                                         =======        =======

         Fully diluted                                   $  0.26        $  0.25
                                                         =======        =======
     Weighted average number of shares

         Primary                                         179,821        174,930
                                                         =======        =======

         Fully diluted                                   181,269        174,930
                                                         =======        =======

The United States Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 128 ("SFAS 128") in February 1997 related to changes to the methodologies used in calculating earnings per share under U.S. GAAP. Under SFAS 128 primary earnings per share would be replaced by basic earnings per share, the calculation of which, given the Company's capital structure, would be the same as the calculation of basic earnings per share under accounting principles generally accepted in Canada. The calculation of fully diluted earnings per share under U.S. GAAP would be replaced by diluted earnings per share, the calculation of which, given the Company's capital structure, would be the same as the calculation of primary earnings per share under U.S. GAAP. The Company plans to implement SFAS 128 in the third quarter of fiscal 1998.

                                (Page 9 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


7.  LITIGATION

Lucent Technologies Inc. ("Lucent Technologies") filed a complaint dated June 24, 1997 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The complaint alleges that the Company's manufacture and sale in the United States of Newbridge frame relay and ATM (asynchronous transfer mode) switch products infringe certain United States patent rights claimed by Lucent Technologies, and requests actual and trebled damages in an unspecified amount. The Company is in the process of responding to the complaint, and intends to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims. Because the outcome of the action is not certain at this time, no provision for any liability that may result upon adjudication has been made in these Consolidated Financial Statements.

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




                                (Page 10 of 23)

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

During the fiscal year ended April 30, 1997, the Company acquired a 100% equity interest in Ungermann-Bass Networks, Inc. ("UB Networks"), a manufacturer of local area network equipment based in Santa Clara, California, for cash consideration of $146,590,000. The operating results of UB Networks have been consolidated into the operating results of the Company commencing in the fourth fiscal quarter ended April 30, 1997.


RESULTS OF OPERATIONS

Sales increased in the first quarter of fiscal 1998 ended August 3, 1997 by 52% compared to sales in the first quarter of fiscal 1997 ended July 28, 1996. The increase in sales, largely offset by an increase in operating expenses, resulted in net earnings of $64,354,000 for the first quarter of fiscal 1998, an increase of 6% over net earnings for the first quarter of fiscal 1997.

Sales for the first quarter of fiscal 1998 of $434,738,000 declined 1% relative to the sales of $441,341,000 for the fourth quarter of fiscal 1997. Net earnings for the first quarter of fiscal 1998 of $64,354,000 increased compared to a net loss of $29,696,000 for the fourth quarter of fiscal 1997. However, net earnings for the first quarter of fiscal 1998 represented a decline relative to pro forma net earnings for the fourth quarter of fiscal 1997 of $67,244,000, which exclude the write off of $96,940,000 of purchased research and development in process related to the acquisition of UB Networks. The declines in sales and net earnings in the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997 were principally the result of revenue declines associated with the former UB Networks.


SALES

                                     Fiscal Quarter Ended
                                -------------------------------
                                 Aug 3,       Jul 28,     %
                                  1997         1996    Increase
                                --------     --------  --------
                                (Canadian dollars in thousands)

   Sales                        $434,738     $286,037     52%
                                ========     ========

Growth in sales in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 was due to an increase in sales of products based on packet technologies. Sales in the first quarter of fiscal 1998 included just under $60,000,000 of packet product and service revenue associated with the former UB Networks. New product lines and product line enhancements introduced over the past two years also contributed to the sales growth in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997, predominantly through increased acceptance and demand for the Company's asynchronous transfer mode (ATM) products. The proportion of product sales from products based on packet technologies was approximately 55% in the first



                                (Page 11 of 23)
quarter of fiscal 1998 compared to approximately 30% in the first quarter of fiscal 1997. The Company expects the proportion of sales derived from products based on packet technologies to continue to increase relative to sales derived from circuit switched networking products in fiscal 1998 when compared to fiscal 1997. As a result quarter to quarter revenues may be subject to greater variability due to longer sales cycles often associated with the adoption of new technologies.

The sales increase in the first quarter of fiscal 1998 relative to the first quarter of fiscal 1997 reflect growth in all of the Company's business regions, most notably in Europe and Latin America. Deliveries to original equipment manufacturers (OEMs) for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales in the first quarter of fiscal 1998 and the first quarter of fiscal 1997. Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 19% of total sales for the first quarter of fiscal 1998 and 18% of total sales for the first quarter of fiscal 1997.

Sales to carriers of central office applications for tariffed services, for use within their internal networks and for resale to end users, represented 64% of total sales in the first quarter of fiscal 1998 compared to 68% of total sales in the first quarter of fiscal 1997. The proportion of revenue derived from corporate network customers increased due to the acquisition of UB Networks.

Sales for the first quarter of fiscal 1998 of $434,738,000 represented a 1% decline from sales of $441,341,000 recorded in the fourth quarter of fiscal 1997. The decline was a reflection of a decrease in sales of over $30,000,000 from the former UB Networks largely offset by an increase in revenues from the Company's ATM products for wide area networks. The revenue decline associated with the former UB Networks was primarily due to a faster than expected decline in sales of third party products and sales declines in shared media hub products.

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

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. During the first quarter of fiscal 1998, the decrease in the value of the Canadian dollar against the Pound Sterling and the U.S. dollar, relative to exchange rates in the first quarter of fiscal 1997, resulted in no material variance in reported sales, gross margin or income from operations.


                                (Page 12 of 23)

COST OF SALES AND GROSS MARGIN

                                             Fiscal Quarter Ended
                                           ------------------------
                                            Aug 3,          Jul 28,
                                             1997            1996
                                           --------        --------

                                        (Canadian dollars in thousands)

   Gross margin                            $274,008        $185,294
                                           ========        ========

   As % of sales                               63%             65%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin as a percentage of sales declined in the first quarter relative to the first quarter of fiscal 1997 primarily as a result of gross margins earned on revenues of the former UB Networks, which have been below the average gross margins earned on the Company's other products.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                        Fiscal Quarter Ended
                                                    ------------------------------
                                                      Aug 3,    Jul 28,      %
                                                       1997      1996     Increase
                                                    --------   --------   --------
                                                   (Canadian dollars in thousands)

   Selling, general and administrative expenses     $123,857   $ 66,258      87%
                                                    ========   ========

   As a % of sales                                      28%        23%

Selling, general and administrative expenses increased in the first quarter of fiscal 1998 relative to the first quarter of fiscal 1997 primarily as a result of increases in sales and service personnel. The majority of the increase in personnel was the result of acquisitions made to enhance the Company's business and diversify its marketing and distribution channels. Incremental hiring and spending was directed at programs to strengthen its sales and support infrastructure throughout the world and to market new products.

The increase in selling, general and administrative expenses as a percentage of sales in the first quarter of fiscal 1998 over the first quarter of fiscal 1997 is the reflection of the higher cost structure of companies acquired during fiscal 1997, most significantly the former UB Networks, as well as the result of the sequential sales decline from the fourth quarter of fiscal 1997.


                                (Page 13 of 23)

RESEARCH AND DEVELOPMENT

                                                                        Fiscal Quarter Ended
                                                                   ------------------------------
                                                                    Aug 3,    Jul 28,       %
                                                                    1997       1996      Increase
                                                                   -------   --------    --------
                                                                   (Canadian dollars in thousands)

   Gross research and development expenditures                     $70,817    $39,451       80%

   Investment tax credits                                           (8,400)    (5,800)      45%

   Customer, government and other funding                           (1,502)    (2,587)     (42%)

   Net deferral of software development costs                       (1,232)      (829)      49%
                                                                   -------    -------

   Net research and development expenses                           $59,683    $30,235       97%
                                                                   =======    =======
   Gross expenditures as a % of sales                                  16%        14%

   Recoveries as a % of gross expenditures                             16%        23%

   Net expenses as a % of sales                                        14%        11%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. The increased gross research and development expenditures in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 reflect spending on new networking products, features and interfaces, particularly for ATM platforms in carrier, carrier access and enterprise network applications and network and services management software. The majority of the increase was the result of increased engineering personnel, a portion of which relates to the acquisition of UB Networks.

Recoveries decreased as a percentage of gross expenditures in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 due to a decline in investment tax credits as a proportion of gross research and development expenditures and a decline in customer, government and other funding. Based on Management's estimates of the proportion of fiscal 1998 gross research and development expenditures to be incurred in Canada and therefore eligible for investment tax credits, and current levels of committed funding, Management expects the level of recoveries as a percentage of gross research and development expenditures in fiscal 1998 to continue to be lower than in fiscal 1997.

The markets for the Company's products are characterized by continuing technological change. The Company has determined to increase the pace of its product development in fiscal 1998 to address the requirements of carriers as they invest in new infrastructures to meet the challenges of increased competition and growing demand for new communications services. As a result, Management anticipates that net research and development expenses, expressed as a percentage of sales, in fiscal 1998 will be higher than in fiscal 1997.


                                (Page 14 of 23)

INTEREST AND OTHER EXPENSES

                                                          Fiscal Quarter Ended
                                                     --------------------------------
                                                      Aug 3,     Jul 28,        %
                                                       1997       1996       Increase
                                                     --------   --------     --------
                                                      (Canadian dollars in thousands)

   Interest income                                     $3,022     $5,472          (45%)

   Interest expense on long term obligations             (284)       (72)         294%

   Other expenses                                      (2,185)    (2,145)           2%

Interest income for the first quarter of fiscal 1998 decreased compared to the first quarter of fiscal 1997 due to a decline in the cash position maintained, and due to a decline in interest rates earned on investments. Interest expense on long term obligations increased in the first quarter of fiscal 1998 due to the assumption of long term obligations of companies acquired by the Company during fiscal 1997. Other expenses represented less than 1% of sales in the first quarters of fiscal 1998 and fiscal 1997.


INCOME TAXES

                                       Fiscal Quarter Ended
                                       --------------------
                                        Aug 3,      Jul 28,
                                         1997        1996
                                       --------    --------

   Income tax rate                        30%         32%

The composite rates of income tax for the first quarter of fiscal 1998 and the first quarter of fiscal 1997 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rate of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate through the application of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.


NON-CONTROLLING INTEREST

The non-controlling interests' share of subsidiary losses of $367,000 in the first quarter of fiscal 1998 and the non-controlling interests' share of subsidiary net earnings of $1,558,000 in the first quarter of fiscal 1997 were both derived principally from the activities of Transistemas S.A., an Argentine systems integrator of networking products. The Company has a 51% equity interest in Transistemas S.A.


NET EARNINGS

Sales increased in the first quarter of fiscal 1998 ended August 3, 1997 by 52% compared to sales in the first quarter of fiscal 1997 ended July 28, 1996. The sales increase of 52% for the first quarter of fiscal 1998 relative to the first quarter of fiscal 1997, largely offset by an increase in operating expenses, resulted in net earnings of $64,354,000 for the first quarter of fiscal 1998, an increase of 6% over net earnings for the first quarter of fiscal 1997.


                                (Page 15 of 23)

Net earnings for the first quarter of fiscal 1998 of $64,354,000 increased compared to a net loss of $29,696,000 for the fourth quarter of fiscal 1997. However, net earnings for the first quarter of fiscal 1998 represented a decline relative to pro forma net earnings for the fourth quarter of fiscal 1997 of $67,244,000, which exclude the write off of $96,940,000 of purchased research and development in process related to the acquisition of UB Networks. The decline in net earnings in the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997 was principally the result of revenue declines associated with the former UB Networks.


FINANCIAL CONDITION

During the first quarter of fiscal 1998 ended August 3, 1997 working capital increased from $638,392,000 to $729,484,000. As at August 3, 1997 the Company had $353,961,000 of cash and cash equivalents, which increased by $20,057,000 during the first quarter of fiscal 1998. The increase is due mainly to net earnings for the quarter of $64,354,000 and cash generated from stock option exercises of $53,580,000, net of an increase in inventory levels from the fourth quarter of fiscal 1997 of $32,000,000 and additions to property, plant and equipment of $53,643,000.

Two principal components of the Company's working capital are accounts receivable and inventory. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $107,629,000. At August 3, 1997 Coasin S.A. and Acacia S.A. were utilizing $10,604,000 under these lines of credit.

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

The Company's normal course issuer bid for common share repurchases expired in August 1997. The Company had been permitted to purchase up to 8,000,000 outstanding Common Shares in open market transactions in the United States and Canada. The Company did not purchase any of its Common Shares prior to expiry of the bid.

Management believes that the Company's liquidity in the form of existing cash resources and its credit facilities, as well as cash generated from operations, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 1998 and into the foreseeable future.


                                (Page 16 of 23)

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Lucent Technologies Inc. ("Lucent Technologies") filed a complaint dated June 24, 1997 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The complaint alleges that the Company's manufacture and sale in the United States of Newbridge frame relay and ATM (asynchronous transfer mode) switch products infringe certain United States patent rights claimed by Lucent Technologies, and requests actual and trebled damages in an unspecified amount. The Company is in the process of responding to the complaint, and intends to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 4, 1997 the Company held an annual and special meeting of its shareholders. The Company solicited proxies pursuant to the Canada Business Corporations Act from the holders of record of Common Shares of the Company as at July 21, 1997. At July 11, 1997 there were 173,670,862 Common Shares issued and outstanding. The total representation at the meeting was 122,935,479 Common Shares, of which 122,727,617 were represented by proxy and 207,862 were represented by shareholders present at the meeting. The shareholders were asked to vote as to the election of directors, the appointment of auditors, the approval of amendments to the Company's Consolidated Key Employee Stock Option Plan, and the repeal of By-law No. 2 and the enactment of By-law No. 3. All the nominees for the board of directors were elected, the appointment of auditors was confirmed, the amendments to the Company's Consolidated Key Employee Stock Option Plan were approved, and the repeal of By-law No.2 and the enactment of By-law No. 3 was approved.


                                (Page 17 of 23)

The following number of votes were withheld or cast against:

                                                                  Withheld/
                                                                   Against
                                                                 ----------
     Election of directors
         Peter D. Charbonneau                                      174,757
         Denzil J. Doyle                                            94,277
         Alan D. Horn                                              113,657
         Trevor G. Jones                                            96,137
         Peter C. Madsen                                            94,157
         Terence H. Matthews                                     1,247,029
         Graham C. C. Miller                                       788,137
         Donald Mills                                              176,957
         Kent H. E. Plumley                                        176,357
         Daniel C. Rusheleau                                       198,427
         Peter Sommerer                                            200,197
         John C. J. Thynne                                          94,337

     Appointment of Deloitte & Touche
         as the Company's auditors                                  41,737

     Amendments to the Company's
         Consolidated Key Employee
         Stock Option Plan                                      33,351,309

     Repeal of By-law No. 2 and
         enactment of By-law No. 3                                 778,414


ITEM 5.   OTHER INFORMATION

The "Cautionary Statement Regarding Forward-Looking Information" contained in "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997 is incorporated herein by reference and made a part hereof.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

                  Exhibit 11.1 Computation of earnings per share under accounting principles generally accepted in Canada.

                  Exhibit 11.2 Computation of earnings per share under accounting principles generally accepted in the United States.


                  Exhibit 27         Financial data schedule







                                (Page 18 of 23)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            NEWBRIDGE NETWORKS CORPORATION
                                                    (Registrant)





Date: September 16, 1997                        By:  /s/ Terence H. Matthews
                                                     ---------------------------
                                                     TERENCE H. MATTHEWS,
                                                     Chairman of the Board of
                                                     Directors and Chief
                                                     Executive Officer


Date: September 16, 1997                        By:  /s/ Kenneth B. Wigglesworth
                                                     ---------------------------
                                                     KENNETH B. WIGGLESWORTH,
                                                     Vice President,
                                                     Chief Financial Officer

                                (Page 19 of 23)

                                 EXHIBIT INDEX




                                                                        Page No.
                                                                        --------

11.1        Computation of earnings per share under accounting
             principles generally accepted in Canada.....................  21

11.2        Computation of earnings per share under accounting
             principles generally accepted in the United States..........  22

27          Financial data schedule......................................  23






                                (Page 20 of 23)