Form 10-Q
period 1997-11-02
NEWBRIDGE NETWORKS CORP
filed 1997-12-16
CIK 827301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1997



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
The number of Common Shares of the registrant outstanding as at December 5, 1997 was 175,370,717.


                       (Exhibit index located on page 21)

                                (Page 1 of 24)

                         NEWBRIDGE NETWORKS CORPORATION


                               TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

   Item 1.      Financial Statements

                   Consolidated Statements of Earnings and Retained
                     Earnings-Fiscal quarters and two fiscal quarters
                     ended November 2, 1997 and October 27, 1996.............   3

                   Consolidated Balance Sheets-
                     November 2, 1997 and April 30, 1997.....................   4

                   Consolidated Statements of Cash Flow-
                     Fiscal quarters and two fiscal quarters
                     ended November 2, 1997 and October 27, 1996.............   5

                   Notes to the Consolidated Financial Statements............   6-11

   Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................   12-18

PART II.   OTHER INFORMATION

   Item 1.      Legal Proceedings............................................   19

   Item 5.      Other Information............................................   19

   Item 6.      Exhibits and Reports on Form 8-K.............................   19

SIGNATURES...................................................................   20


                                 (Page 2 of 24)

                       PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         NEWBRIDGE NETWORKS CORPORATION

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

         (Canadian dollars, amounts in thousands except per share data)
                                  (Unaudited)

                                                Fiscal quarters ended      Two fiscal quarters ended
                                              --------------------------  ---------------------------
                                              November 2,   October 27,    November 2,   October 27,
                                                  1997          1996          1997           1996
                                              ------------  ------------  -------------  ------------

Sales                                            $432,169      $316,082       $866,907      $602,119

Cost of sales                                     159,801       112,185        320,531       212,928
                                                 --------      --------       --------      --------

Gross margin                                      272,368       203,897        546,376       389,191

Expenses
  Selling, general and administrative             123,402        78,138        247,259       144,396
  Research and development                         66,169        35,167        125,852        65,402
                                                 --------      --------       --------      --------

Income from operations                             82,797        90,592        173,265       179,393

Interest income                                     2,792         5,320          5,814        10,792
Interest expense on long term obligations            (207)         (186)          (491)         (258)
Other expenses                                     (2,957)       (2,734)        (5,142)       (4,879)
                                                 --------      --------       --------      --------

Earnings before income taxes
  and non-controlling interest                     82,425        92,992        173,446       185,048

Provision for income taxes                         24,324        29,776         51,358        59,473

Non-controlling interest                              108           435           (259)        1,993
                                                 --------      --------       --------      --------

Net earnings                                       57,993        62,781        122,347       123,582

Retained earnings, beginning of the period        832,502       672,032        768,148       611,231
                                                 --------      --------       --------      --------

Retained earnings, end of the period             $890,495      $734,813       $890,495      $734,813
                                                 ========      ========       ========      ========
Earnings per share (Note 6)
  Basic                                          $   0.33      $   0.37       $   0.70      $   0.73
  Fully diluted                                  $   0.33      $   0.36       $   0.69      $   0.71

Weighted average number of shares
  Basic                                           174,733       170,232        173,830       169,736
  Fully diluted                                   190,516       184,131        189,783       182,934


        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 3 of 24)

                         NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)


                                                             November 2,   April 30,
                                                                 1997         1997
                                                              ----------   ----------
                                                              (unaudited)
ASSETS

Cash and cash equivalents (Note 2)                            $  317,515   $  333,904
Accounts receivable, net of provision for returns and
  doubtful accounts of $12,167 (April 30, 1997 - $10,572)        426,759      387,338
Inventories (Note 3)                                             212,910      159,495
Prepaid expenses and other current assets                         99,482       64,191
                                                              ----------   ----------

                                                               1,056,666      944,928

Property, plant and equipment                                    369,456      294,939
Deferred income taxes                                             25,890       37,393
Goodwill (Note 4)                                                126,398      125,565
Software development costs                                        24,999       22,299
Other assets                                                     100,212       71,579
                                                              ----------   ----------

                                                              $1,703,621   $1,496,703
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                            $  131,704   $  105,884
  Accrued liabilities                                            106,843       95,804
  Provision for restructuring (Note 5)                             5,519       35,944
  Income taxes                                                    27,618       61,551
  Current portion of long term obligations                         7,191        7,353
                                                              ----------   ----------

                                                                 278,875      306,536

Long term obligations                                             10,148       10,817
Deferred income taxes                                             39,696       32,439
Non-controlling interest                                          17,003       20,412
                                                              ----------   ----------

                                                                 345,722      370,204
                                                              ----------   ----------

Common shares - 175,304,537 outstanding
  (April 30, 1997 - 171,858,984 outstanding)                     446,702      351,388
Accumulated foreign currency translation adjustment               20,702        6,963
Retained earnings                                                890,495      768,148
                                                              ----------   ----------

                                                               1,357,899    1,126,499
                                                              ----------   ----------

                                                              $1,703,621   $1,496,703
                                                              ==========   ==========

        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 4 of 24)

                         NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Canadian dollars in thousands)
                                  (Unaudited)


                                                    Fiscal quarters ended      Two fiscal quarters ended
                                                  --------------------------  --------------------------
                                                  November 2,   October 27,     November 2,  October 27,
                                                      1997          1996          1997          1996
                                                  ------------  ------------  ------------  ------------
OPERATING ACTIVITIES

Net earnings                                         $ 57,993     $  62,781     $ 122,347      $123,582

Items not affecting cash
 Amortization                                          32,448        19,124        60,004        36,808
 Deferred income taxes                                 13,863         1,760        19,021         5,871
 Non-controlling interest                              (1,911)          435        (2,278)        1,993
 Other                                                  2,380           768         4,359         2,322

Cash effect of changes in:
 Accounts receivable                                   (1,526)      (41,968)      (25,506)      (62,973)
 Inventories                                          (20,574)       (6,504)      (49,857)       (4,706)
 Prepaid expenses and other current assets            (50,025)       (3,043)      (34,916)       (9,049)
 Accounts payable and accrued liabilities              19,213        15,566        (3,117)       (2,214)
 Income taxes                                         (10,488)       17,399       (23,802)       17,341
                                                     --------     ---------     ---------      --------

                                                       41,373        66,318        66,255       108,975
                                                     --------     ---------     ---------      --------
INVESTING ACTIVITIES

Additions to property, plant and equipment            (71,363)      (28,390)     (125,006)      (48,439)
Acquisition of subsidiaries,
 excluding cash acquired                               (5,260)      (34,231)       (5,260)      (35,097)
Capitalized software development costs                 (4,150)       (3,024)       (7,235)       (5,964)
Additions to other assets                             (22,555)      (20,061)      (30,115)      (25,602)
                                                     --------     ---------     ---------      --------

                                                     (103,328)      (85,706)     (167,616)     (115,102)
                                                     --------     ---------     ---------      --------
FINANCING ACTIVITIES

Issue of common shares                                 26,951        14,290        80,531        31,888
Increase in long term obligations                          --         1,026         4,060         1,026
Repayment of long term obligations                     (3,777)       (2,097)       (5,192)       (3,356)
                                                     --------     ---------     ---------      --------

                                                       23,174        13,219        79,399        29,558
                                                     --------     ---------     ---------      --------

Increase (decrease) in cash
 and cash equivalents                                 (38,781)       (6,169)      (21,962)       23,431
Effect of foreign currency translation on cash          2,335        (3,731)        5,573        (3,448)
Cash from acquisition of subsidiaries                      --         6,165            --         6,165
                                                     --------     ---------     ---------      --------

                                                      (36,446)       (3,735)      (16,389)       26,148

Cash and cash equivalents,
  Beginning of period                                 353,961       485,632       333,904       455,749
                                                     --------     ---------     ---------      --------

Cash and cash equivalents, end of period             $317,515     $ 481,897     $ 317,515      $481,897
                                                     ========     =========     =========      ========

        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 5 of 24)

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

The results of operations for the second fiscal quarter and two fiscal quarters ended November 2, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1998.


2.  CASH AND CASH EQUIVALENTS

Components of cash and cash equivalents are:

                                                 November 2,  April 30,
                                                    1997        1997
                                                 -----------  ---------

     Cash                                         $287,555     $197,007
     Held to maturity marketable securities
       (at amortized cost, which
       approximates fair market value)              29,910      136,278
     Available for sale marketable securities
       (at fair market value)                           50          619
                                                  --------     --------

                                                  $317,515     $333,904
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

                                (Page 6 of 24)

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

                                              Fiscal quarters ended      Two fiscal quarters ended
                                            --------------------------  ---------------------------
                                            November 2,   October 27,    November 2,   October 27,
                                                1997          1996          1997           1996
                                            ------------  ------------  -------------  ------------
     Investing activities in short
      term marketable securities:

       Held to maturity securities
          Maturities                          $  27,635     $  41,791      $ 156,386     $ 165,674
          Purchases                                  --      (163,624)       (50,018)     (281,470)
                                              ---------     ---------      ---------     ---------
                                                 27,635      (121,833)       106,368      (115,796)
       Available for sale securities
          Sales                                    (569)       11,208           (569)       16,538
                                              ---------     ---------      ---------     ---------
                                                 27,066      (110,625)       105,799       (99,258)

     Investing activities, as reported         (103,328)      (85,706)      (167,616)     (115,102)
                                              ---------     ---------      ---------     ---------

     Investing activities, U.S. GAAP          $ (76,262)    $(196,331)     $ (61,817)    $(214,360)
                                              ---------     ---------      ---------     ---------
     Net increase (decrease) in cash and
       cash equivalents, as reported          $ (36,446)    $  (3,735)     $ (16,389)    $  26,148

     Investing activities in short
       term marketable securities                27,066      (110,625)       105,799       (99,258)
                                              ---------     ---------      ---------     ---------
     Increase (decrease) in cash and
      cash equivalents, U.S. GAAP             $  (9,380)    $(114,360)     $  89,410     $ (73,110)
                                              ---------     ---------      ---------     ---------

The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Realized and unrealized forward exchange contracts are recognized and offset foreign exchange gains and losses on the underlying net asset or net liability position. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. At November 2, 1997 the Company had $288,272,000 in outstanding forward exchange contracts (April 30, 1997 - $293,414,000).


3.  INVENTORIES


                            November 2,   April 30,
                               1997         1997
                            -----------   ---------

      Finished goods          $148,116    $100,405
      Work in process           17,191      20,938
      Raw materials             47,603      38,152
                              --------    --------

                              $212,910    $159,495
                              ========    ========

                                (Page 7 of 24)

                         NEWBRIDGE NETWORKS CORPORATION


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


4.  GOODWILL


                                  November 2,   April 30,
                                      1997         1996
                                  ------------  ----------

      Goodwill                      $138,866     $133,854
      Accumulated amortization       (12,468)      (8,289)
                                    --------    ---------

                                    $126,398     $125,565
                                    ========    =========


5.  PROVISION FOR RESTRUCTURING

On January 17, 1997, the Company acquired a 100% equity interest in Ungermann-Bass Networks, Inc. ("UB Networks"), a manufacturer of local area network equipment based in Santa Clara, California. The provision for restructuring relates to programs instituted by the Company to integrate the operations of UB Networks with the Company and to eliminate redundant functions. The components of the provision for restructuring and related spending to November 2, 1997 are as follows.


                                  Reduction in     Reduction     Discontinued       Other
                                   Work Force    in Facilities    Activities    Restructuring     Total
                                  -------------  --------------  -------------  --------------  ---------
Provision upon
    acquisition                       $ 26,153         $11,582        $ 9,787         $ 6,457   $ 53,979

Incurred to
 April 30, 1997                         (9,496)           (970)        (4,478)         (3,091)   (18,035)
                                      --------         -------        -------         -------   --------
Provision balances
 at April 30, 1997                      16,657          10,612          5,309           3,366     35,944

Incurred in the fiscal quarter
 ended August 3, 1997                  (15,782)         (6,919)        (3,422)         (2,581)   (28,704)

Incurred in the fiscal quarter
 ended November 2, 1997                   (404)           (103)          (637)           (577)    (1,721)
                                      --------         -------        -------         -------   --------
Provision balances
 at November 2, 1997                  $    471         $ 3,590        $ 1,250         $   208   $  5,519
                                      ========         =======        =======         =======   ========

The provision for reduction in work force includes severance, related medical and other benefits, relocation costs and other obligations to employees. The provision includes termination benefits for approximately 300 employees. The work force reductions are in all functions and in all regions in which UB Networks operates. The Company believes that these work force reductions have been substantially completed. Additional workforce reductions are contemplated as set forth in Note 8. The provision for reduction in facilities comprises primarily lease payments and fixed costs associated with the closing of sales, support and administrative facilities in the Americas, Europe and Asia Pacific geographic areas. The provision for discontinued activities includes costs associated with the disposition of assets and fulfilling prior commitments related to certain discontinued product lines and activities. The Company anticipates that the balance of these costs will be incurred over the remainder of the fiscal year. The provision for other restructuring costs comprises various direct incremental costs associated with the integration of operations of UB Networks with the Company.

                                (Page 8 of 24)

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

                                        Fiscal quarters ended     Two fiscal quarters ended
                                        ------------------------  -------------------------
                                        November 2,  October 27,  November 2,   October 27,
                                           1997         1996         1997         1996
                                        -----------  -----------  -----------  ------------
 Earnings per share
     Primary                              $  0.32      $  0.36      $  0.68      $  0.71
                                          =======      =======      =======      =======
     Fully diluted                        $  0.32      $  0.36      $  0.67      $  0.71
                                          =======      =======      =======      =======
Earnings per share - in U.S. dollars
     Primary                              $  0.23      $  0.26      $  0.49      $  0.52
                                          =======      =======      =======      =======
     Fully diluted                        $  0.23      $  0.26      $  0.49      $  0.52
                                          =======      =======      =======      =======
Weighted average number of shares
     Primary                              182,728      174,747      181,036      174,837
                                          =======      =======      =======      =======
     Fully diluted                        182,728      174,747      181,970      174,837
                                          =======      =======      =======      =======

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


                                (Page 9 of 24)

                         NEWBRIDGE NETWORKS CORPORATION


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


7.  LITIGATION

Lucent Technologies Inc. ("Lucent Technologies") filed a complaint dated June 24, 1997 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The complaint alleges that the Company's manufacture and sale in the United States of Newbridge frame relay and ATM (asynchronous transfer mode) switch products infringe certain United States patent rights claimed by Lucent Technologies, and requests actual and trebled damages in an unspecified amount. The Company has filed an answer to the complaint, and intends to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims. Because the outcome of the action is not certain at this time, no provision for any liability that may result upon adjudication has been made in these Consolidated Financial Statements.

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

                                (Page 10 of 24)

                         NEWBRIDGE NETWORKS CORPORATION


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


8.  SUBSEQUENT EVENTS

Subsequent to the second fiscal quarter ended November 2, 1997, the Company received an offer to acquire all of its shares of Broadband Networks Inc. ("BNI"), a Canadian wireless technology company in which the Company holds a minority interest. Pursuant to this offer the Company estimates the gain on disposition of its shares will approximate $50,000,000 before income taxes, and the sale is expected to be completed during fiscal 1998. Upon completion of the sale the gain will be recorded as non-operating income.

In November 1997 the Company acquired a 49.9% equity interest in RADNet Ltd., an Israeli developer and manufacturer of access switches for asynchronous transfer mode ("ATM") networks, by the purchase of shares in the amount of approximately $52,000,000. The acquisition will be accounted for by the purchase method of accounting. It is expected that the majority of the purchase price will be related to research and development in process. Under Canadian GAAP, the research and development in process will be amortized on a straight line basis over the estimated useful life of six months. Under U.S. GAAP, the research and development in process will be charged to income in the third quarter of fiscal 1998. Because the Company jointly controls RADNet, the financial results of RADNet will be proportionately consolidated commencing from the date of acquisition under Canadian GAAP. The Company will account for RADNet under the equity method under U.S. GAAP.

On December 3, 1997 the Company announced the first step of its plan to reallocate its resources in its local area network equipment business during the fiscal quarter ending February 1, 1998. The first step involves both the redeployment of resources and the reduction of approximately 280 positions primarily related to local area network products worldwide. Costs associated with this reduction in work force, including severance, related medical and other benefits, and other obligations to employees are estimated to be $8,000,000 to $10,000,000. The accounting treatment for the costs associated with the first and other steps to be taken in connection with the Company's plan will be determined when all of the elements of the plan have been formulated.

                                (Page 11 of 24)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Certain parts of the following discussion and analysis may be forward-looking statements that involve a number of risks and uncertainties. As a consequence, actual results might differ materially from results forecast or suggested in any forward-looking statements. See "Market for Registrant's Common Equity and Related Stockholder Matters - Cautionary Statement Regarding Forward-Looking Information" in the Company's Annual Report on Form 10-K, which is incorporated by reference herein.

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


RESULTS OF OPERATIONS

Sales increased in the second quarter of fiscal 1998 ended November 2, 1997 by 37% compared to sales in the second quarter of fiscal 1997 ended October 27, 1996 and sales for the first six months of fiscal 1998 increased by 44% over sales for the first six months of fiscal 1997. The increase in sales was more than offset by a decline in the gross margin as a percentage of sales and an increase in operating expenses, resulting in net earnings of $57,993,000 for the second quarter of fiscal 1998, a decrease of 8% from net earnings for the second quarter of fiscal 1997, and net earnings of $122,347,000 for the first six months of fiscal 1998, a decrease of 1% from net earnings for the first six months of fiscal 1997.

Sales for the second quarter of fiscal 1998 of $432,169,000 declined 1% relative to sales of $434,738,000 for the first quarter of fiscal 1998. Net earnings for the second quarter of fiscal 1998 of $57,993,000 declined 10% relative to net earnings of $64,354,000 for the first quarter of fiscal 1998. The declines in sales and net earnings in the second quarter of fiscal 1998 compared to the first quarter of fiscal 1998 were principally the result of revenue declines associated with the former UB Networks.



SALES

                                         Fiscal Quarter Ended          Two Fiscal Quarters Ended
                                     ----------------------------    ----------------------------
                                       Nov 2,   Oct 27,         %     Nov 2,   Oct 27,          %
                                         1997      1996  Increase       1997      1996   Increase
                                     --------  --------  --------    --------  --------  --------
                                                  (Canadian dollars in thousands)

 Sales                               $432,169  $316,082     37%      $866,907  $602,119     44%
                                     ========  ========              ========  ========

Growth in sales in the second quarter and first six months of fiscal 1998 compared to the second quarter and first six months of fiscal 1997 was due to an increase in sales of products based on packet technologies. The proportion of product sales from products based on packet technologies was over 55% in the second quarter and first six months of fiscal 1998 compared to approximately 35% in the second quarter and first six months of fiscal 1997. The growth in sales of products based on packet technologies compared to the prior fiscal year was derived from both wide area network and local area network products. Product line enhancements and new


                                (Page 12 of 24)
products introduced for wide area network applications over the past two years resulted in sales growth in the second quarter and first six months of fiscal 1998 as compared to the second quarter and first six months of fiscal 1997, predominantly through increased acceptance and demand for the Company's asynchronous transfer mode (ATM) products. The acquisition of UB Networks in the latter part of fiscal 1997 resulted in sales growth for packet based products into local area networks in the second quarter and first six months of fiscal 1998 as compared to sales recorded for these products in the second quarter and first six months of fiscal 1997 prior to the acquisition.

Sales of circuit switched networking products in the second quarter and first six months of fiscal 1998 were approximately consistent with sales in the comparable periods of fiscal 1997. Sales of these networking products have been and are expected to be subject to slower growth as customers increasingly adopt packet technologies, not only in North America but in the rest of the world as well. The Company is subject to a greater degree of variation in quarterly sales of circuit switched networking products as the majority of sales of these products is expected to be derived from less mature, rapidly developing markets outside of North America.

The Company expects the proportion of sales derived from products based on packet technologies to continue to increase relative to sales derived from circuit switched networking products in fiscal 1998 when compared to fiscal 1997. Due to longer sales cycles often associated with the adoption of new technologies, sales of products based on packet technologies may be subject to variable rates of quarterly growth.

The sales increases in the second quarter and first six months of fiscal 1998 relative to the second quarter and first six months of fiscal 1997 reflect growth in all of the Company's business regions, most notably in Europe and the United States. Deliveries to original equipment manufacturers (OEMs) for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales throughout the first six months of fiscal 1998 and the first six months of fiscal 1997. Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 20% of sales in the second quarter of fiscal 1998, compared to 18% of sales in the second quarter of fiscal 1997, and were 19% of sales in the first six months of fiscal 1998 and fiscal 1997.

Sales to carriers of central office applications for tariffed services, for use within their internal networks and for resale to end users, represented 70% of total sales in both the second quarter of fiscal 1998 and the second quarter of fiscal 1997 and accounted for 67% of total sales for the first six months of fiscal 1998 compared to 69% for the first six months of fiscal 1997.

Sales for the second quarter of fiscal 1998 of $432,169,000 represented a 1% decline from sales of $434,738,000 recorded in the first quarter of fiscal 1998. The decline was a reflection of a decrease in sales of products associated with the former UB Networks, largely offset by an increase in revenues from the Company's ATM products for wide area networks. The revenue decline associated with the former UB Networks was primarily due to declines in sales of shared media hub products as well as with unplanned delays in availability of certain key interface cards. Revenue associated with the former UB Networks may be further adversely affected during the remainder of fiscal 1998. The Company is taking steps to reallocate its resources in its local area network business as discussed in "Financial Condition".

A significant portion of the Company's sales are derived from products shipped against orders received in each fiscal quarter and from products shipped against firm purchase orders released in that fiscal quarter. In addition, customers have the ability to revise or cancel orders and change delivery schedules without significant penalty. As a result, the Company operates without significant backlog and schedules some production and budgets expenses based on



                                (Page 13 of 24)
forecasts of sales which are difficult to predict. Unforseen delays in product deliveries or closing large sales, introductions of new products by the Company or its competitors, seasonal patterns of customer capital expenditures or other conditions affecting the networking industry in particular or the economy generally during any fiscal quarter could cause quarterly revenue and, to a greater degree, net earnings, to vary greatly.

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. During the second quarter and first six months of fiscal 1998, the decrease in the value of the Canadian dollar against the Pound Sterling and the U.S. dollar, relative to exchange rates prevailing in the second quarter and first six months of fiscal 1997, resulted in no material variance in reported sales, gross margin or income from operations.

COST OF SALES AND GROSS MARGIN




                      Fiscal Quarter Ended   Two Fiscal Quarters Ended
                      --------------------   -------------------------
                        Nov 2,     Oct 27,     Nov 2,         Oct 27,
                         1997       1996       1997            1996
                      --------    --------   --------        ---------
                                (Canadian dollars in thousands)

 Gross margin         $272,368    $203,897   $546,376          389,191
                      ========    ========   ========          =======

 As % of sales              63%         65%        63%              65%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin as a percentage of sales declined in the second quarter and first six months of fiscal 1998 relative to the second quarter and first six months of fiscal 1997 primarily as a result of gross margins earned on revenues of the former UB Networks, which have been below the average gross margins earned on the Company's other products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                                Fiscal Quarter Ended           Two Fiscal Quarters Ended
                           -------------------------------  -------------------------------
                            Nov 2,     Oct 27,       %       Nov 2,     Oct 27,       %
                             1997       1996     Increase     1997       1996     Increase
                           ---------  ---------  ---------  ---------  ---------  ---------
                                          (Canadian dollars in thousands)

Selling, general and
and administrative         $123,402    $78,138      58%     $247,259   $144,396          71%
                           ========   ========              ========   ========

As % of sales                    29%        25%                   29%        24%

Selling, general and administrative expenses increased in the second quarter and first six months of fiscal 1998 relative to the second quarter and first six months of fiscal 1997 primarily as a result of increases in sales and service personnel. The majority of the increase in personnel was the result of acquisitions made in the last six months of fiscal 1997 to enhance the Company's business and diversify its marketing and distribution channels. Incremental hiring and spending was directed at programs to strengthen its sales and support infrastructure throughout the world and to market new products.

                                (Page 14 of 24)

The increase in selling, general and administrative expenses as a percentage of sales in the second quarter and first six months of fiscal 1998 over the second quarter and first six months of fiscal 1997 is the reflection of the higher cost structure of companies acquired during fiscal 1997, most significantly the former ub networks, as well as the result of the sequential sales decline in the second quarter of fiscal 1998 from the first quarter of fiscal 1998, and in the first quarter of fiscal 1998 from the fourth quarter of fiscal 1997.


RESEARCH AND DEVELOPMENT

                                         Fiscal Quarter Ended             Two Fiscal Quarters Ended
                                       ----------------------------     ------------------------------
                                        Nov 2,   Oct 27,          %     Nov 2,     Oct 27,           %
                                         1997     1996     Increase      1997       1996      Increase
                                       -------   -------   --------     --------   --------   --------
                                                     (Canadian dollars in thousands)
 Gross research and
  development expenditures             $77,479   $43,920       76%      $148,296   $ 83,371     78%

 Investment tax credits                 (8,600)   (6,000)      43%       (17,000)   (11,800)    44%

 Customer, government
   and other funding                    (1,435)   (1,840)     (22%)       (2,937)    (4,427)   (34%)

 Net deferral (amortization) of
   software development costs           (1,275)     (913)      40%        (2,507)    (1,742)    44%
                                       -------   -------                --------   --------
 Net research and
  development expenses                 $66,169   $35,167       88%      $125,852   $ 65,402     92%
                                       =======   =======                ========   ========
 Gross expenditures
  as a % of sales                           18%       14%                     17%        14%

 Recoveries as a %
  of gross expenditures                     15%       20%                     15%        22%

 Net expenses as a % of sales               15%       11%                     15%        11%


Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. The increased gross research and development expenditures in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and in the first six months of fiscal 1998 relative to the first six months of fiscal 1997 reflect spending on new networking products, features and interfaces, particularly for ATM platforms in carrier, carrier access and enterprise network applications and network and services management software. The majority of the increase was the result of increased engineering personnel, a portion of which relates to the acquisition of UB Networks.

Recoveries decreased as a percentage of gross expenditures in the second quarter and first six months of fiscal 1998 compared to the second quarter and first six months of fiscal 1997 due to declines in investment tax credits as a proportion of gross research and development expenditures and due to declines in customer, government and other funding. Based on management's estimates of the proportion of fiscal 1998 gross research and development expenditures to be incurred in canada and therefore eligible for investment tax credits, and current levels of committed funding, management expects the level of recoveries as a

                                (Page 15 of 24)
percentage of gross research and development expenditures in fiscal 1998 to continue to be lower than in fiscal 1997.

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


INTEREST AND OTHER EXPENSES

                                 Fiscal Quarter Ended         Two Fiscal Quarters Ended
                            -----------------------------    ----------------------------
                             Nov 2,     Oct 27,         %    Nov 2,    Oct 27,          %
                              1997       1996    Increase     1997      1996     Increase
                            -------   ---------  --------    -------   -------   --------
                                                 (Canadian dollars in thousands)
 Interest income             2,792     $ 5,320    (48%)      $ 5,814   $10,792     (46%)

 Interest expense on
  long term obligations       (207)       (186)    11%          (491)     (258)     90%

 Other expenses             (2,957)     (2,734)     8%        (5,142)   (4,879)      5%


Interest income for the second quarter of fiscal 1998 and first six months of fiscal 1998 decreased compared to the second quarter of fiscal 1997 and first six months of fiscal 1997 due to a decline in the cash position maintained, and due to a decline in interest rates earned on investments. Interest expense on long term obligations increased in the second quarter of fiscal 1998 and the first six months of fiscal 1998 due to the assumption of long term obligations of companies acquired by the Company during fiscal 1997. Other expenses represented less than 1% of sales in the second quarter and first six months of both fiscal 1998 and fiscal 1997.

INCOME TAXES


                    Fiscal Quarter Ended    Two Fiscal Quarters Ended
                    --------------------    -------------------------
                      Nov 2,     Oct 27,      NOV 2,         Oct 27,
                      1997        1996         1997            1996
                    --------    --------    --------         --------
 Income tax rate      30%         32%         30%              32%

The composite rates of income tax for the second quarter and first six months of fiscal 1998 and the second quarter and first six months of fiscal 1997 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rate of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate through the application of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.

                                (Page 16 of 24)

NON-CONTROLLING INTEREST

The non-controlling interests' share of subsidiary net earnings of $108,000 in the second quarter of fiscal 1998 relate principally to the net earnings of Coasin Chile S.A., a Chilean distributor and systems integrator of networking products. The non-controlling interests' share of subsidiary net losses of $259,000 in the first six months of fiscal 1998 and the non-controlling interests' share of subsidiary income of $435,000 in the second quarter of fiscal 1997 and $1,993,000 in the first six months of fiscal 1997 were all derived principally from the activities of Transistemas S.A., an Argentine systems integrator of networking products. The Company has a 51% equity interest in both Coasin Chile S.A. and Transistemas S.A.


NET EARNINGS

Sales increased in the second quarter of fiscal 1998 ended November 2, 1997 by 37% compared to sales in the second quarter of fiscal 1997 ended October 27, 1996 and increased by 44% in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. These increases in sales were more than offset by increases in operating expenses, resulting in net earnings of $57,993,000 for the second quarter of fiscal 1998 and $122,347,000 for the first six months of fiscal 1998, which represent declines in net earnings of 8% and 1% as compared to the second quarter of fiscal 1997 and the first six months of fiscal 1997, respectively.

Net earnings for the second quarter of fiscal 1998 of $57,993,000 decreased by 10% compared to net earnings of $64,354,000 for the first quarter of fiscal 1998, principally as a result of revenue declines from products associated with the former UB Networks.


FINANCIAL CONDITION

During the first six months of fiscal 1998 ended November 2, 1997 working capital increased from $638,392,000 to $777,791,000. As at November 2, 1997 the Company had $317,515,000 of cash and cash equivalents, which decreased by $16,389,000 during the first six months of fiscal 1998. Net earnings of $122,347,000 for the first six months of fiscal 1998 generated $66,255,000 of cash from operations and cash from stock option exercises totaled $80,531,000. These cash inflows were more than offset by additions to property, plant and equipment of $125,006,000, and other investing activities, including acquisitions and equity investments in affiliates, of $42,610,000.

Two principal components of the Company's working capital are inventory and accounts receivable. The Company schedules some production of its products based on forecasts of sales, which are difficult to predict. Orders in the first two quarters of fiscal 1998 did not match forecasts as to quantities and product mix contributing to an increase in inventory of $53,415,000. Management believes that the payment terms and conditions extended to the Company's customers and arrangements with the Company's suppliers are consistent with practices generally prevailing in the networking industry.

Management anticipates that capital expenditures for fiscal 1998 will exceed those of fiscal 1997 as the Company is investing in new research and development and manufacturing facilities in Canada, in land and facilities in the metropolitan area of Washington, D.C., in research and development and manufacturing equipment and in information systems. The Company intends to extinguish its existing long term obligations as they become due, and may also increase its current investments in subsidiaries and associated companies. The Company intends to fund the increased capital expenditures, retirement of long term obligations and increased investments with existing cash and cash expected to be generated from operations during fiscal

                                (Page 17 of 24)

1998, supplemented as appropriate by the issuance of shares or debt. In addition, the Company may use a portion of its cash resources, to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

Subsequent to the second fiscal quarter ended November 2, 1997, the Company received an offer to acquire all of its shares of Broadband Networks Inc. ("BNI"), a Canadian wireless technology company in which the Company holds a minority interest. The Company estimates the proceeds on disposition of its shares will approximate $70,000,000, less amounts subject to escrow conditions. The sale is expected to be completed during fiscal 1998.

In November 1997 the Company acquired a 49.9% equity interest in RADNeT Ltd., an Israeli developer and manufacturer of access switches for ATM networks, by the purchase of shares in the amount of approximately $52,000,000.

On December 3, 1997 the Company announced the first step of its plan to reallocate its resources in its local area network equipment business during the fiscal quarter ending February 1, 1998. The first step involves both the redeployment of resources and the reduction of approximately 280 positions primarily related to local area network products worldwide. Costs associated with this reduction in work force, including severance, related medical and other benefits, and other obligations to employees are estimated to be $8,000,000 to $10,000,000. Other costs associated with the first and other steps to be taken in connection with the Company's plan for its local are network equipment business will be determined when all of the elements of the plan have been formulated.

Management believes that the Company's liquidity in the form of existing cash resources and its credit facilities, as well as cash generated from operations, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 1998 and into the foreseeable future.

                                (Page 18 of 24)

                          PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Lucent Technologies Inc. ("Lucent Technologies") filed a complaint dated June 24, 1997 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The complaint alleges that the Company's manufacture and sale in the United States of Newbridge frame relay and ATM (asynchronous transfer mode) switch products infringe certain United States patent rights claimed by Lucent Technologies, and requests actual and trebled damages in an unspecified amount. The Company has filed an answer to the complaint, and intends to defend this action vigorously. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims.

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

                                (Page 19 of 24)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         NEWBRIDGE NETWORKS CORPORATION
                                  (Registrant)



Date: December 12, 1997    By:  /s/ Terence H. Matthews
                                -----------------------
                                TERENCE H. MATTHEWS,
                                Chairman of the Board of
                                Directors and Chief
                                Executive Officer



Date: December 12, 1997    By:  /s/ Kenneth B. Wigglesworth
                                ---------------------------
                                KENNETH B. WIGGLESWORTH,
                                Vice President,
                                Chief Financial Officer


                               (Page 20 of 24)

                         EXHIBIT INDEX



                                                                  PAGE NO.
                                                                  --------

11.1     Computation of earnings per share under accounting
         principles generally accepted in Canada                     22

11.2     Computation of earnings per share under accounting
         principles generally accepted in the United States          23

27       Financial data schedule                                     24


                                (Page 21 of 24)