Form 10-Q
period 1998-02-01
NEWBRIDGE NETWORKS CORP
filed 1998-03-18
CIK 827301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                For the quarterly period ended February 1, 1998



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

The number of Common Shares of the registrant outstanding as at March 13, 1998 was 175,485,818.


                                   (Page 1)

                         NEWBRIDGE NETWORKS CORPORATION


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

              Consolidated Statements of Earnings and Retained
                 Earnings -- Fiscal quarters
                 and three fiscal quarters ended February 1, 1998
                 and January 26, 1997......................................3


              Consolidated Balance Sheets --
                 February 1, 1998 and April 30, 1997.......................4


              Consolidated Statements of Cash Flows --
                 Fiscal quarters and three fiscal quarters
                 ended February 1, 1998 and January 26, 1997...............5


              Notes to the Consolidated Financial Statements............6-15

   Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................16-25

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..............................................26

   Item 5. Other Information..............................................26

   Item 6. Exhibits and Reports on Form 8-K...............................27

SIGNATURES................................................................28

                                   (Page 2)

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         NEWBRIDGE NETWORKS CORPORATION

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

         (Canadian dollars, amounts in thousands except per share data)
                                  (Unaudited)

                              Fiscal quarters ended     Three fiscal quarters ended
                             -----------------------    ---------------------------
                             February 1,  January 26,     February 1,   January 26,

                                1998         1997            1998          1997
                             ----------   ---------      ------------   -----------

Sales                         $ 358,520    $333,267       $ 1,225,427    $ 935,386

Cost of sales                   144,813     120,006           465,344      332,934
                              ---------    --------        ----------     --------

Gross margin                    213,707     213,261           760,083      602,452

Expenses
  Selling, general and
   administrative               120,082      81,986           367,341      226,382
  Research and development       66,308      38,311           192,160      103,713
  Restructuring costs
   (Note 2)                     181,444          --           181,444           --
  Amortization of purchased
     research and
      development
     in process (Note 4)         26,381          --            26,381           --
                              ---------    --------        ----------     --------

Income (loss) from
 operations                    (180,508)     92,964            (7,243)     272,357

Interest income                   2,067       5,530             7,881       16,322
Interest expense on long
 term obligations                  (625)       (933)           (1,116)      (1,191)
Other expenses                   (1,958)     (2,398)           (7,100)      (7,277)
Gain on sale of investment
 (Note 10)                       47,960          --            47,960           --
                              ---------    --------        ----------     --------

Earnings (loss) before
 income taxes
  and non-controlling
   interest                    (133,064)     95,163            40,382      280,211

Provision for income taxes        9,457      29,500            60,815       88,973

Non-controlling interest          1,762       2,632             1,503        4,625
                              ---------    --------        ----------     --------

Net earnings (loss)            (144,283)     63,031           (21,936)     186,613

Retained earnings,
 beginning of the period        890,495     734,813           768,148      611,231
                              ---------    --------        ----------     --------

Retained earnings, end of
 the period                   $ 746,212    $797,844        $  746,212     $797,844
                              =========    ========        ==========     ========

Earnings (loss) per share
 (Note 12)
  Basic                             (82)c        37c              (13)c      $1.10
  Fully diluted                     (82)c        36c              (13)c      $1.06

Weighted average number of
 shares
  Basic                         175,376     170,941           174,338      170,140
  Fully diluted                 175,376     185,037           174,338      183,640


        See accompanying Notes to the Consolidated Financial Statements.

                                   (Page 3)

                         NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)

                                                       February 1,    April 30,
                                                           1998         1997
                                                       ------------  -----------
                                                       (unaudited)
Assets

Cash and cash equivalents (Note 6)                      $  234,133    $  333,904
Accounts receivable, net of provision for returns and
  doubtful accounts of $12,226 (April 30, 1997 -
   $10,572)                                                402,105       387,338
Inventories (Note 7)                                       208,838       159,495
Prepaid expenses and other current assets                   82,667        64,191
                                                        ----------    ----------

                                                           927,743       944,928

Property, plant and equipment                              411,126       294,939
Deferred income taxes                                       54,470        37,393
Purchased research and development
 in process (Note 4)                                        26,381            --
Goodwill (Note 8)                                           74,198       125,565
Software development costs                                  26,499        22,299
Other assets (Note 9)                                      146,745        71,579
                                                        ----------    ----------

                                                        $1,667,162    $1,496,703
                                                        ==========    ==========

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                      $  136,043    $  105,884
  Accrued liabilities                                      105,301        95,804
  Provision for restructuring (Note 2)                      25,329        35,944
  Income taxes                                                  --        61,551
  Current portion of long term obligations                   6,686         7,353
                                                        ----------    ----------

                                                           273,359       306,536

Long term obligations                                       60,067        10,817
Deferred income taxes                                       83,860        32,439
Non-controlling interest                                    23,809        20,412
                                                        ----------    ----------

                                                           441,095       370,204
                                                        ----------    ----------

Common shares - 175,433,871 outstanding
  (April 30, 1997 - 171,858,984 outstanding)               450,233       351,388
Accumulated foreign currency translation adjustment         29,622         6,963
Retained earnings                                          746,212       768,148
                                                        ----------    ----------

                                                         1,226,067     1,126,499
                                                        ----------    ----------

                                                        $1,667,162    $1,496,703
                                                        ==========    ==========



        See accompanying Notes to the Consolidated Financial Statements.


                                   (Page 4)

                         NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Canadian dollars in thousands)
                                  (Unaudited)




                                                   Fiscal quarters ended       Three fiscal quarters ended
                                                   ---------------------       ---------------------------
                                                 February 1,    January 26,     February 1,    January 26,
                                                    1998          1997            1998           1997
                                                    ----          ----            ----           ----
Operating activities

Net earnings (loss)                              $(144,283)     $  63,031       $ (21,936)     $ 186,613
Items not affecting cash
  Amortization                                      31,742         20,701          91,746         57,509
  Deferred income taxes                             16,796          2,065          35,817          7,936
  Non-controlling interest                           1,762          2,632            (516)         4,625
  Amortization of purchased research
   and development in process                       26,381             --          26,381             --
  Gain on sale of investment                       (47,960)            --         (47,960)            --
  Restructuring costs                              181,444             --         181,444             --
  Other                                             (4,170)         2,611             189          4,933

Cash effect of changes in:
  Accounts receivable                               16,899          1,344          (8,607)       (61,629)
  Inventories                                      (47,695)       (11,567)        (97,552)       (16,273)
  Prepaid expenses and other current assets         18,357         (5,792)        (16,559)       (14,841)
  Accounts payable and accrued liabilities         (22,215)           295         (25,332)        (1,919)
  Income taxes                                     (27,291)         9,534         (51,093)        26,875
                                                 ---------      ---------       ---------      ---------
                                                      (233)        84,854          66,022        193,829
                                                 ---------      ---------       ---------      ---------

Investing activities

Additions to property, plant and equipment         (80,128)       (33,172)       (205,134)       (81,611)
Proceeds from sale of investment (Note 10)          66,672             --          66,672             --
Acquisition of subsidiaries,
  excluding cash acquired (Note 3)                 (53,676)      (171,863)        (58,936)      (206,960)
Capitalized software development costs              (4,270)        (3,061)        (11,505)        (9,025)
Additions to other assets                          (63,676)       (14,971)        (93,791)       (40,573)
                                                 ---------      ---------       ---------      ---------
                                                  (135,078)      (223,067)       (302,694)      (338,169)
                                                 ---------      ---------       ---------      ---------
Financing activities

Issue of common shares                               3,256         10,396          83,787         42,284
Increase in long term obligations                   50,385            424          54,445          1,451
Repayment of long term obligations                  (3,619)        (1,018)         (8,811)        (4,374)
                                                 ---------      ---------       ---------      ---------
                                                    50,022          9,802         129,421         39,361
                                                 ---------      ---------       ---------      ---------

Decrease in cash and cash equivalents              (85,289)      (128,411)       (107,251)      (104,979)
Effect of foreign currency translation on cash          32         (1,215)          5,605         (4,664)
Cash from acquisition of subsidiaries                1,875          3,723           1,875          9,888
                                                 ---------      ---------       ---------      ---------
                                                   (83,382)      (125,903)        (99,771)       (99,755)
Cash and cash equivalents,
   beginning of period                             317,515        481,897         333,904        455,749
                                                 ---------      ---------       ---------      ---------
Cash and cash equivalents, end of period         $ 234,133      $ 355,994       $ 234,133      $ 355,994
                                                 =========      =========       =========      =========

       See accompanying Notes to the Consolidated Financial Statements.


                                    (Page 5)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Newbridge Networks Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") for interim financial information. These accounting principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the write off of purchased research and development in process, as disclosed in
Note 3, the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 6, and the method of calculation of earnings per share, as disclosed in Note 12.

In the opinion of Management, the unaudited interim consolidated financial statements reflect all normal and recurring adjustments considered necessary for fair presentation.

The results of operations for the third fiscal quarter and three fiscal quarters ended February 1, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1998.


2.  Restructuring Costs

In November 1997, the Company decided to restructure its activities related to its local area network ("LAN") business. The restructuring plan involves the formation of a strategic alliance with a company strongly positioned in the LAN business, and the reduction of the Company's direct participation, and related costs, in the LAN business. In repositioning the way in which the Company addresses the LAN market, the restructuring plan created impairment losses on assets associated with the Company's LAN business and liabilities associated with restructuring activities. Restructuring costs of $181,444,000 recorded in the third quarter of fiscal 1998 comprise the following:

    Asset impairment losses
       Accounts receivable                                          $ 12,732
       Inventory                                                      54,851
       Property, plant and equipment                                  11,936
       Goodwill - Ungermann-Bass Networks, Inc.                       18,775
       Goodwill - Ouest Standard Telematique S.A.                     38,350
       Other current and non-current assets                            5,162
                                                                     -------
                                                                     141,806
                                                                     -------

    Provision for restructuring
       Reduction in work force                                        20,796
       Reduction in facilities                                         4,753
       Discontinued activities                                        13,577
       Other restructuring costs                                         512
                                                                     -------
                                                                      39,638
                                                                     -------

    Restructuring costs                                             $181,444
                                                                     =======

                                   (Page 6)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

Asset impairment losses were recorded to the extent the net book value (including related reserves) exceeded the fair value of any assets associated with the Company's restructuring plan. The fair value was based on the estimated net realizable value of the underlying assets affected by the restructuring. The full net book value of goodwill associated with the acquisitions of Ungermann-Bass Networks, Inc. (acquired in January 1997) and Ouest Standard Telematique S.A. (acquired in August 1996) were written off as restructuring costs. Both acquisitions related to the Company increasing its direct presence and participation in the LAN business.

The provision for restructuring relates to programs instituted by the Company to reduce its direct participation in the LAN business. The provision for restructuring and the spending to the end of the third quarter of fiscal 1998 comprises the following:

                            Reduction in     Reduction     Discontinued       Other
                             Work Force    in Facilities    Activities    Restructuring    Total
                             ----------    -------------    ----------    -------------    -----
Provision upon
   formulation of all
   elements of the
   restructuring plan           $20,796        $4,753         $13,577          $512        $39,638

Facilities reduction
   accrued in Jan 1997
   restructuring (Note 5)            --         2,737              --            --          2,737

Expended in the fiscal
   quarter ended
   February 1, 1998             (11,479)         (872)         (4,575)         (120)       (17,046)
                                -------        ------         -------          ----        -------

Provision at
   February 1, 1998             $ 9,317        $6,618         $ 9,002          $392        $25,329
                                =======        ======         =======          ====        =======

The provision for reduction in work force includes severance, related medical and other benefits, relocation costs and other obligations to employees. The provision includes termination benefits for approximately 430 employees. The work force reductions are in substantially all functions of the Company's LAN business and in all regions in which the Company operates. The Company anticipates that these work force reductions will be substantially completed in the fourth quarter of fiscal 1998.

The provision for reduction in facilities comprises primarily lease payments and fixed costs associated with plans to close sales, support and administrative facilities in the Americas, Europe and Asia Pacific geographic areas. Certain facilities closures planned as part of the restructuring plan formulated upon the acquisition of UB Networks have yet to be completed, but are planned as part of the restructuring plan announced in November 1997.

The provision for discontinued activities includes costs associated with fulfilling prior commitments related to certain discontinued product lines and activities. The Company anticipates these costs to be incurred over the remainder of fiscal 1998 and during fiscal 1999.

The provision for other restructuring costs comprises professional fees and other various direct incremental costs associated with the restructuring plan.

                                   (Page 7)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

3.  Acquisition of Subsidiaries

The cash utilized in acquiring controlling or joint interests in subsidiaries is summarized as follows.

                                          Fiscal quarter ended    Three fiscal quarters ended
                                        ------------------------  ---------------------------

                                        February 1,  January 26,   February 1,    January 26,
                                           1998         1997          1998           1997
                                        -----------  -----------   -----------    -----------

     RadNet Ltd. (Note 4)                 $53,676      $   --        $53,676        $   --
     Ungermann-Bass
      Networks, Inc. (Note 5)                --         146,590         --           146,590
     Coasin Chile S.A.                       --          14,129         --            14,129
     Danring A/S                             --          11,144         --            11,144
     Ouest Standard Telematique              --            --           --            34,231
     Other                                   --            --          5,260             866
                                           ------       -------       ------         -------

                                          $53,676      $171,863      $58,936        $206,960
                                           ======       =======       ======         =======

All acquisitions have been accounted for under the purchase method of accounting. With respect to each of Ungermann-Bass Networks, Inc. ("UB Networks") and RadNet Ltd. ("RadNet"), a portion of the consideration paid was ascribed to purchased research and development in process based on the fair value at the time the technology was acquired. The amount allocated to purchased research and development in process was determined through valuation techniques common in the high technology industry. Under Canadian GAAP the purchased research and development in process is amortized over its estimated useful life and asset recoverability is reviewed on an ongoing basis. Under U.S. GAAP, purchased research and development in process acquired by the Company would be written off at the time of acquisition. The determination of net earnings (loss) under U.S. GAAP is as follows.


                                          Fiscal quarter ended    Three fiscal quarters ended
                                        ------------------------  ---------------------------

                                        February 1,  January 26,   February 1,    January 26,
                                           1998         1997          1998           1997
                                        -----------  -----------   -----------    -----------
Net earnings (loss), as reported
 under Canadian GAAP                     $(144,283)    $ 63,031     $(21,936)       $186,613

Add back:
 Amortization of research
  and development in process
  acquired on acquisition of
  RadNet (Note 4)                           26,381         --         26,381           --

Less:
 Write off of research and
  development in process acquired
  on acquisition of RadNet (Note 4)        (52,762)        --        (52,762)          --

 Write off of research and
  development in process acquired
  on acquisition of UB Networks
  (Note 5)                                    --        (96,940)        --           (96,940)
                                          --------      -------      -------         -------
Net earnings (loss), U.S. GAAP           $(170,664)    $(33,909)    $(48,317)       $ 89,673
                                          ========      =======      =======         =======

                                   (Page 8)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

4.  Acquisition of RadNet Ltd.

In November 1997 the Company acquired a 49.9% equity interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for asynchronous transfer mode ("ATM") networks, by the purchase of shares for cash consideration of $53,676,000. The acquisition has been accounted for under the purchase method of accounting. The purchase price includes professional fees and other direct costs of the acquisition, and excludes contingent adjustments to the purchase price related to the achievement of certain research and development milestones over the next year. The contingent adjustments could increase the Company's purchase price by as much as US$750,000 or reduce the purchase price by as much as US$1,000,000.

The majority of the purchase price ($52,762,000) has been allocated to purchased research and development in process. Under Canadian GAAP, the purchased research and development in process is being amortized on a straight line basis over its estimated useful life of six months. Accordingly, the Company recorded amortization of $26,381,000 in the third quarter of fiscal 1998, reducing the purchased research and development in process asset on the February 1, 1998 Consolidated Balance Sheet to $26,381,000, which will be amortized in the fourth quarter of fiscal 1998 ending April 30, 1998. Under U.S. GAAP, the purchased research and development in process would be written off upon acquisition
(Note 3).

Because the Company jointly controls RadNet, the financial results of RadNet have been proportionately consolidated under Canadian GAAP since the date of acquisition. Under U.S. GAAP the Company would account for RadNet under the equity method, the results of which would not differ materially from the application of Canadian GAAP.


5.  Acquisition of Ungermann-Bass Networks, Inc.

On January 17, 1997, the Company acquired a 100% equity interest in Ungermann-Bass Networks, Inc. ("UB Networks"), a manufacturer of local area network equipment based in Santa Clara, California, by the purchase of shares for cash consideration of $146,590,000. The purchase price includes professional fees and other direct costs of the acquisition, and excludes additional contingent payments which may be made over the next year based on 50% of the gross margin earned on UB Networks' products above a certain amount which approximates the gross margin earned on the products prior to the acquisition, up to a maximum of 50% of the purchase price paid to the seller. The Company does not expect to make any additional contingent payments associated with the acquisition.

At the time of the acquisition of UB Networks, a provision for restructuring of $53,979,000 was recorded related to programs instituted by the Company to integrate the operations of UB Networks with the Company and to eliminate redundant functions. These programs were substantially completed in the third quarter of fiscal 1998. The amount remaining at February 1, 1998 in the restructuring provision of $2,737,000 was related to planned facilities closures. The Company plans to complete these actions as part of the restructuring plan associated with its LAN business (Note 2).

                                   (Page 9)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

6.  Cash and Cash Equivalents

Components of cash and cash equivalents are:
                                                       February 1,    April 30,
                                                          1998          1997
                                                       -----------    ---------

      Cash                                               $227,192      $197,007
      Held to maturity marketable securities
        (at amortized cost, which
        approximates fair market value)                       792       136,278
      Available for sale marketable securities
        (at fair market value)                              6,149           619
                                                         --------      --------

                                                         $234,133      $333,904
                                                         ========      ========

Held to maturity marketable securities are investments with original maturities of three months or more. Available for sale marketable securities are common shares of publicly traded companies, which are carried at a discount to reflect certain resale restrictions, principally acquired upon the Company's disposition of its minority interest in Broadband Networks Inc. (Note 10). Under U.S. GAAP, marketable securities would be disclosed as a separate caption on the Consolidated Balance Sheets.

If the Consolidated Statements of Cash Flows were prepared under U.S. GAAP, maturities, purchases and sales of marketable securities would be disclosed as an investing activity. Disclosure in the Consolidated Statements of Cash Flows under U.S. GAAP would be as follows.


                                          Fiscal quarter ended    Three fiscal quarters ended
                                          --------------------    ---------------------------
                                        February 1,  January 26,   February 1,    January 26,
                                           1998         1997          1998           1997
                                        -----------  -----------   -----------    -----------
     Investing activities in short
       term marketable securities:

         Held to maturity securities
            Maturities                   $  29,896    $ 139,795     $ 186,282      $ 305,469
            Purchases                         (779)     (44,972)      (50,797)      (326,442)
                                          --------     --------      --------       --------
                                            29,117       94,823       135,485        (20,973)
       Available for sale securities
            Sales                               --           --           569         16,538
            Purchases                       (6,098)          --        (6,098)          --
                                          --------     --------       -------       --------
                                            23,019       94,823       129,956         (4,435)
     Investing activities, as reported    (135,078)    (223,067)     (302,694)      (338,169)
                                          --------     --------      --------       --------
     Investing activities, U.S. GAAP     $(112,059)   $(128,244)    $(172,738)     $(342,604)
                                          ========     ========      ========       ========
     Net decrease in cash and cash
       equivalents, as reported          $ (83,382)   $(125,903)    $ (99,771)     $ (99,755)
     Investing activities in short
       term marketable securities           23,019       94,823       129,956         (4,435)
                                          --------     --------      --------       --------

     Increase (decrease) in cash
       and cash equivalents, U.S.
       GAAP                              $ (60,363)   $ (31,080)    $  30,185      $(104,190)
                                          ========     ========      ========       ========

                                   (Page 10)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Realized and unrealized forward exchange contracts are recognized and offset foreign exchange gains and losses on the underlying net asset or net liability position. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. At February 1, 1998 the Company had $314,457,000 in outstanding forward exchange contracts (April 30, 1997 -- $293,414,000).

7.  Inventories
                                                   February 1,    April 30,
                                                      1998          1997
                                                     ------        ------

      Finished goods                                $132,562      $100,405
      Work in process                                 22,731        20,938
      Raw materials                                   53,545        38,152
                                                     -------       -------

                                                    $208,838      $159,495
                                                     =======       =======

8.  Goodwill
                                                   February 1,    April 30,
                                                      1998          1997
                                                     ------        ------

      Goodwill                                      $ 79,899      $133,854
      Accumulated amortization                        (5,701)       (8,289)
                                                     -------       -------

                                                    $ 74,198      $125,565
                                                     =======       =======


During the third quarter ended February 1, 1998, goodwill of $65,218,000 and accumulated amortization of $8,093,000 (net book value $57,125,000) were written off as part of the restructuring plan for the LAN business (Note 2).

9.  Other Assets
                                                   February 1,    April 30,
                                                      1998          1997
                                                     ------        ------
      Long term investments
       Accounted for by the equity method           $ 33,519      $ 19,663
       Accounted for by the cost method               91,558        32,931
                                                     -------       -------
                                                     125,077        52,594
      Other assets                                    21,668        18,985
                                                     -------       -------

                                                    $146,745      $ 71,579
                                                     =======       =======

Investments in associated companies over which the Company has significant influence are accounted for by the equity method and as a result the carrying value equals the Company's proportionate share of the shareholders' equity of the investee company. Investees which the Company does not control or have significant influence over are accounted for by the cost method. In accordance with Canadian and U.S. GAAP, the carrying value of long term investments in common shares that are publicly traded or privately held are not adjusted to reflect increases in fair value.

                                   (Page 11)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


10.  Sale of Investment in Broadband Networks Inc.

In January 1998 the Company sold its minority interest in Broadband Networks Inc. ("BNI"), a Canadian wireless technology company, to Northern Telecom Limited ("Nortel") for proceeds of $66,672,000. The proceeds received included cash of $23,775,000 and Nortel shares valued at $42,897,000. A portion of the Nortel shares received in exchange for the BNI shares have been classified as available for sale marketable securities, valued at $6,098,000, which represents a discount to the publicly traded market value to reflect certain resale restrictions (Note 6). The remaining Nortel shares received in exchange for the BNI shares, which are not subject to resale restrictions, have been classified as Other Assets on the Consolidated Balance Sheets and valued based on a forward share price hedge agreement entered into by the Company. The Nortel shares not subject to resale restrictions have been pledged as security under a loan agreement (Note 11).

The Company recognized a gain in the third quarter ended February 1, 1998 of $47,960,000, representing the excess of the value of the consideration received over the cost to the Company of its investment in the BNI shares exchanged.


11.  Long Term Obligations

In January 1998 the Company entered into and received $50,000,000 under a five year loan agreement. The loan agreement includes a term loan portion and a demand loan portion, both due January 2003. The term loan bears interest at the fixed rate of 6.17% and the demand loan bears interest at a floating rate equal to the one month's bankers' acceptance rate. The Company's obligation under the term loan can be satisfied at any time prior to maturity through the delivery of 545,976 Nortel shares, or the cash equivalent of the current market value of the Nortel shares at such time, or combination thereof. The Nortel shares not subject to resale restrictions received in exchange for the Company's shares in BNI have been pledged as security for the term loan. The demand loan is unsecured.


12.  Earnings per Share

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

                                   (Page 12)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

Under the United States Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128 ("SFAS 128") issued in February 1997, the method for calculating U.S. GAAP primary earnings per share has been replaced by basic earnings per share, the calculation of which, given the Company's capital structure, is the same as the calculation of basic earnings per share under Canadian GAAP. The calculation of fully diluted earnings per share under U.S. GAAP has been replaced by diluted earnings per share, the calculation of which uses the treasury stock method, and, given the Company's capital structure, is the same as the former calculation of primary earnings per share under U.S. GAAP. The Company implemented SFAS 128 in the third quarter of fiscal 1998 and restated all prior period earnings per share, which did not result in material changes to earnings per share as previously disclosed. Earnings per share in U.S. dollars is disclosed for the convenience of the reader. The exchange rates used for translation are based on the daily average exchange rate of a Canadian dollar for U.S. dollars as reported by the Federal Reserve Bank of New York. The calculation of earnings per share under U.S. GAAP is as follows.


                                           Fiscal quarters ended    Three fiscal quarters ended
                                           ---------------------    ---------------------------

                                           February 1,  January 26,   February 1,    January 26,
                                              1998         1997          1998           1997
                                           -----------  -----------   -----------    -----------

Net earnings (loss), U.S. GAAP (Note 3)     $(170,664)   $(33,909)     $(48,317)      $ 89,673
                                             ========     =======       =======        =======

Earnings (loss) per share
       Basic                                      (97)c       (20)c         (28)c           53c
                                                  ====        ====          ====            ==
       Diluted                                    (97)c       (20)c         (28)c           51c
                                                  ====        ====          ====            ==

Earnings (loss) per share - in U.S. dollars
       Basic                                      (68)c       (15)c         (20)c           39c
                                                  ====        ====          ====            ==
       Diluted                                    (68)c       (15)c         (20)c           38c
                                                  ====        ====          ====            ==

Weighted average number of shares
       Basic                                  175,376      170,941       174,338        170,140
                                              =======      =======       =======        =======
       Diluted                                175,376      170,941       174,338        174,807
                                              =======      =======       =======        =======

                                   (Page 13)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


13.  Litigation

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


                                   (Page 14)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


14.  New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Canadian Institute of Chartered Accountants has established disclosure requirements consistent with SFAS 131. The Company intends to report the information required under the new accounting pronouncements for its fiscal year ending April 30, 1998.


                                   (Page 15)

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


RESULTS OF OPERATIONS

Sales increased in the third quarter of fiscal 1998 ended February 1, 1998 by 8% compared to sales in the third quarter of fiscal 1997 ended January 26, 1997 and sales for the first nine months of $1,225,427,000 increased by 31% over sales for the first nine months of fiscal 1997. The increase in sales was more than offset by an increase in operating expenses and a decline in the gross margin as a percentage of sales, resulting in a net loss of $144,283,000 and pro forma net earnings, excluding the effect of one time charges and gains, of $17,129,000 for the third quarter of fiscal 1998. One time charges and gains, before income taxes, recorded in the third quarter of fiscal 1998 were: i) restructuring costs for the local area networks ("LAN") business of $181,444,000; ii) the amortization of purchased research and development in process of $26,381,000 related to the acquisition of RadNet Ltd.; and iii) the gain on the sale of the Company's investment in Broadband Networks Inc. ("BNI") of $47,960,000. The pro forma net earnings of $17,129,000 represent a decrease of 73% from net earnings of $63,031,000 for the third quarter of fiscal 1997. The pro forma net earnings of $139,476,000 for the first nine months of fiscal 1998, excluding one time charges and gains, represent a 25% decline from net earnings for the first nine months of fiscal 1997.

Sales for the third quarter of fiscal 1998 of $358,520,000 declined 17% relative to the sales of $432,169,000 for the second quarter of fiscal 1998. Pro forma net earnings for the third quarter of fiscal 1998 of $17,129,000 decreased compared to net earnings of $57,993,000 for the second quarter of fiscal 1998 due to the decline in sales and a decline in the gross margin as a percentage of sales. The declines in sales and net earnings in the third quarter of fiscal 1998 compared to the second quarter of fiscal 1998 were principally the result of revenue declines associated with the Company's circuit switched networking products.


Sales

                                          Fiscal Quarter Ended        Three Fiscal Quarters Ended
                                     ----------------------------   ------------------------------
                                       Feb 1,   Jan 26,     %         Feb. 1,    Jan 26,     %
                                        1998     1997    Increase      1998       1997    Increase
                                     --------  --------  --------   ----------  --------  --------

                                                    (Canadian dollars in thousands)
 Sales                               $358,520  $333,267         8%  $1,225,427  $935,386        31%
                                      =======   =======              =========   =======



                                   (Page 16)

Growth in sales in the third quarter and first nine months of fiscal 1998 compared to the third quarter and first nine months of fiscal 1997 was due to an increase in sales of products based on packet technologies. The proportion of product sales from products based on packet technologies was over 60% in the third quarter and just below 60% for the first nine months of fiscal 1998 compared to approximately 40% in the third quarter and first nine months of fiscal 1997. The growth in sales compared to the prior fiscal year was derived from both wide area network and local area network products. Product line enhancements and new products introduced for wide area network applications over the past two years resulted in sales growth in the third quarter and first nine months of fiscal 1998 as compared to the third quarter and first nine months of fiscal 1997, predominantly through increased acceptance and demand for the Company's asynchronous transfer mode ("ATM") products. The acquisition of UB Networks in the latter part of fiscal 1997 resulted in sales growth for packet based products into local area networks in the third quarter and first nine months of fiscal 1998 as compared to the third quarter and first nine months of fiscal 1997 prior to the acquisition.

Sales of circuit switched networking products in the third quarter of fiscal 1998 declined 31% relative to sales in the third quarter of fiscal 1997 and sales for the first nine months of fiscal 1998 declined 13% relative to sales in the comparable period of fiscal 1997. Sales of these networking products have been and are expected to be subject to potential declines and variability as customers increasingly adopt packet technologies, not only in North America but in the rest of the world as well. The Company is subject to a greater degree of variation in quarterly sales of circuit switched networking products as the majority of sales of these products continues to be derived from less mature, rapidly developing markets outside of North America.

The Company expects the proportion of sales derived from products based on packet technologies to continue to increase relative to sales derived from circuit switched networking products in fiscal 1998 when compared to fiscal 1997. As a result, quarter to quarter revenues may be subject to greater variability due to longer sales cycles often associated with the adoption of new technologies.

The sales increase in the third quarter of fiscal 1998 relative to the third quarter of fiscal 1997 is the result of sales increases in North America and in Asia, which exceeded sales declines in Europe and Latin America caused by variability in demand for circuit switched products in Europe and purchasing constraints of certain large carriers in Latin America. The sales increase in the first nine months of fiscal 1998 relative to the same period in fiscal 1997 reflect growth in all of the Company's business regions. Deliveries to original equipment manufacturers (OEMs) for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales throughout the first nine months of fiscal 1998 and the first nine months of fiscal 1997. Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 16% of total sales for the third quarter of fiscal 1998 and 19% of sales for the first nine months of fiscal 1998, compared to 19% of total sales for the third quarter and the first nine months of 1997.

Sales to carriers of central office applications for tariffed services, for use within their internal networks and for resale to end users, represented 70% of total sales in both the third quarter of fiscal 1998 and the third quarter of fiscal 1997 and accounted for 68% of total sales for the first nine months of fiscal 1998 compared to 69% for the first nine months of fiscal 1997.

Sales for the third quarter of fiscal 1998 of $358,520,000 represented a 17% decline from sales of $432,169,000 recorded in the second quarter of fiscal 1998. The decline was a reflection of a decrease in sales of the Company's circuit switched networking products in Europe, Latin America and Asia. The decline in Europe was principally related to postponements of orders by carrier customers, while the decline in Latin America was principally related to capital equipment purchase constraints implemented by carriers in Brazil. The decline in circuit


                                   (Page 17)
switched networking product sales in Asia was related to delays in purchases from carriers in certain countries due to economic and foreign exchange rate issues, and also related to quarter to quarter variability in business in China.

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

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. During the third quarter and first nine months of fiscal 1998, the decrease in the value of the Canadian dollar against the Pound Sterling and the U.S. dollar, relative to exchange rates prevailing in the third quarter and first nine months of fiscal 1997, resulted in no material variance in reported sales, gross margin or income from operations.


Cost of Sales and Gross Margin

                                    Fiscal Quarter Ended         Three Fiscal Quarters Ended
                                    --------------------        ------------------------------
                                       Feb 1,   Jan 26,               Feb. 1,    Jan 26,
                                        1998     1997                  1998       1997
                                     --------  --------             ----------  --------
                                                (Canadian dollars in thousands)

 Gross margin                        $213,707  $213,261               $760,083  $602,452
                                      =======   =======                =======   =======

 As % of sales                           60%       64%                    62%       64%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin as a percentage of sales declined in the third quarter and first nine months of fiscal 1998 relative to the third quarter and first nine months of fiscal 1997 primarily as a result of gross margins earned on revenues of the former UB Networks, which have been below the average gross margins earned on the Company's other products, and the decline in revenues from circuit switched networking products, which carry gross margins above the average gross margins earned on the Company's other products.

The gross margin expressed as a percentage of sales of 60% in the third quarter of fiscal 1998 declined compared to the gross margin of 63% in the second quarter of fiscal 1998. The decline was primarily the result of a decline in the proportion of total revenues derived from sales of products earning higher gross margins expressed as a percentage of sales, such as circuit switched networking products. Revenues generating gross margins below the Company's average gross margins, such as service revenues, increased as a proportion of overall revenues.



                                   (Page 18)

Selling, General and Administrative Expenses

                                         Fiscal Quarter Ended          Three Fiscal Quarters Ended
                                    -------------------------------  -------------------------------
                                     Feb 1,     Jan 26,       %       Feb 1,     Jan 26,       %
                                      1998       1997     Increase     1998       1997     Increase
                                    ---------  ---------  ---------  ---------  ---------  ---------

                                                     (Canadian dollars in thousands)

Sales                               $120,082    $81,986      46%     $367,341   $226,382      62%
                                     =======     ======               =======    =======

As % of sales                           33%        25%                   30%        24%

Selling, general and administrative expenses increased in the third quarter and first nine months of fiscal 1998 relative to the third quarter and first nine months of fiscal 1997 primarily as a result of increases in sales and service personnel. The majority of the increase in personnel was the result of acquisitions made to enhance the Company's business and diversify its marketing and distribution channels. Incremental hiring and spending was directed at programs to strengthen its sales and support infrastructure throughout the world and to market new products.

The increase in selling, general and administrative expenses as a percentage of sales in the third quarter and first nine months of fiscal 1998 over the third quarter and first nine months of fiscal 1997 is the reflection of the higher cost structure of companies acquired during fiscal 1997, most significantly the former UB Networks, as well as the result of the sequential sales declines in the third quarter from the second quarter and the second quarter from the first quarter of fiscal 1998, and from the first quarter of fiscal 1998 from the fourth quarter of fiscal 1997.

Selling, general and administrative expenses decreased in the third quarter relative to the second quarter of fiscal 1998 as a result of reductions in work force and in facilities costs associated with the Company's restructuring of its LAN business.



                                   (Page 19)

Research and Development

                                            Fiscal Quarter Ended                 Three Fiscal Quarters Ended
                                       ------------------------------         ----------------------------------
                                        Feb 1,     Jan 26,      %               Feb 1,      Jan 26,        %
                                         1998       1997     Increase            1998        1997       Increase
                                       -------     -------   --------         --------     --------     --------
                                                             (Canadian dollars in thousands)

Gross research and
 development expenditures              $77,519     $48,231       61%          $225,815       $131,602       72%

Investment tax credits                  (8,969)     (6,600)      36%           (25,969)       (18,400)      41%

Customer, government
 and other funding                        (886)     (2,369)     (63%)           (3,823)        (6,796)     (44%)

Net deferral (amortization) of
 software development costs             (1,356)       (951)      43%            (3,863)        (2,693)      43%
                                       -------     -------                    --------       --------

Net research and
 development expenses                  $66,308     $38,311       73%          $192,160       $103,713       85%
                                       =======     =======                    ========       ========

Gross expenditures
 as a % of sales                            22%         14%                         18%            14%

Recoveries as a %
 of gross expenditures                      14%         21%                         15%            21%

Net expenses as a % of sales                18%         11%                         16%            11%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. The increased gross research and development expenditures in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and in the first nine months of fiscal 1998 relative to the first nine months of fiscal 1997 reflect spending on new networking products, features and interfaces, particularly for ATM platforms in carrier, carrier access and enterprise network applications and network and services management software. The majority of the increase was the result of increased engineering personnel.

Recoveries decreased as a percentage of gross expenditures in the third quarter and first nine months of fiscal 1998 compared to the third quarter and first nine months of fiscal 1997 due to declines in investment tax credits as a proportion of gross research and development expenditures and due to declines in customer, government and other funding. Based on Management's estimates of the proportion of fiscal 1998 gross research and development expenditures to be incurred in Canada and therefore eligible for investment tax credits, and current levels of committed funding, Management expects the level of recoveries as a percentage of gross research and development expenditures in fiscal 1998 to continue to be lower than in fiscal 1997.

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



                                   (Page 20)

Restructuring Costs

In November 1997, the Company decided to restructure its activities related to its LAN business. The restructuring plan involves the formation of a strategic alliance with a company strongly positioned in the LAN business, and the reduction of the Company's direct participation, and related costs, in the LAN business. The Company announced its alliance with 3Com Corporation in January 1998. In repositioning the way in which the Company addresses the LAN market, the restructuring plan created impairment losses on assets associated with the Company's LAN business and liabilities associated with restructuring activities. Restructuring costs of $181,444,000 recorded in the third quarter of fiscal 1998 comprise the following:

       Asset impairment losses
       Accounts receivable                                     $ 12,732
       Inventory                                                 54,851
       Property, plant and equipment                             11,936
       Goodwill - UB Networks                                    18,775
       Goodwill - Ouest Standard Telematique                     38,350
       Other current and non-current assets                       5,162
                                                                -------
                                                                141,806
                                                                =======
     Provision for restructuring
       Reduction in work force                                   20,796
       Reduction in facilities                                    4,753
       Discontinued activities                                   13,577
       Other restructuring costs                                    512
                                                                -------
                                                                 39,638
                                                                -------

     Restructuring costs                                       $181,444
                                                                =======

Asset impairment losses were recorded to the extent the net book value (including related reserves) exceeded the fair value of any assets associated with the Company's restructuring plan. The fair value was based on the estimated net realizable value of the underlying assets affected by the restructuring. The full net book value of goodwill associated with the acquisitions of UB Networks (acquired in January 1997) and Ouest Standard Telematique (acquired in August
1996) were written off as restructuring costs. Both acquisitions related to the Company increasing its direct presence and participation in the LAN business.

The provision for restructuring comprises termination benefits for approximately 430 employees, a reduction in facilities costs, and a provision for discontinued activities, including costs associated with fulfilling prior commitments related to certain discontinued product lines and activities.


Amortization of Research and Development In Process

In November 1997 the Company acquired a 49.9% equity interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for asynchronous transfer mode ("ATM") networks, in the amount of $53,676,000. The majority of the purchase price ($52,762,000) has been allocated to purchased research and development in process. Under accounting principles generally accepted in Canada, the purchased research and development in process is being amortized on a straight line basis over its estimated useful life of six months. Accordingly, the Company recorded amortization of $26,381,000 in the third quarter of fiscal 1998 and will amortize the remaining $26,381,000 in the fourth quarter of fiscal 1998 ending April 30, 1998.

                                   (Page 21)

Interest and Other Expenses

                                          Fiscal Quarter Ended               Three Fiscal Quarters Ended
                                     -----------------------------        ---------------------------------
                                      Feb 1,   Jan 26,        %            Feb 1,      Jan 26,         %
                                       1998      1997     Increase          1998        1997       Increase
                                     -------   -------    --------        -------      -------     --------
                                                        (Canadian dollars in thousands)
Interest income                      $ 2,067   $ 5,530      (63%)         $ 7,881      $16,322      (52%)

Interest expense on
 long term obligations                  (625)     (933)     (33%)           (1,116)      (1,191)     (6%)

Other expenses                        (1,958)   (2,398)     (18%)          (7,100)      (7,277)      (2%)


Interest income for the third quarter of fiscal 1998 and the first nine months of fiscal 1998 decreased compared to the third quarter of fiscal 1997 and the first nine months of fiscal 1997, due principally to a decline in the cash position maintained, and, to a lesser extent, to a decline in interest rates earned on investments. Interest expense on long term obligations decreased in the third quarter of fiscal 1998 and the first nine months of fiscal 1998 due to scheduled repayments against principal balances and refinancings of certain long term obligations in Latin America. Other expenses represented less than 1% of sales in the third quarter and first nine months of both fiscal 1998 and fiscal 1997.


Gain on Sale of Investment

In January 1998 the Company sold its minority interest in Broadband Networks Inc. ("BNI"), a Canadian wireless technology company, to Northern Telecom Limited ("Nortel") for proceeds of $66,672,000. The proceeds received included cash of $23,775,000 and Nortel shares valued at $42,897,000. The Company recognized a gain in the third quarter ended February 1, 1998 of $47,960,000, representing the excess of the value of the consideration received over the cost to the Company of its investment in the BNI shares exchanged.


Income Taxes

                      Fiscal Quarter Ended     Three Fiscal Quarters Ended
                      --------------------     ---------------------------
                        Feb 1,    Jan 26,           Feb 1,    Jan 26,
                         1998      1997              1998      1997
                        ------    -------           ------    -------

 Income tax rate         (7%)      31%               151%       32%

Excluding one time charges and gains, the pro forma effective tax rate was 30% for the third quarter and first nine months of fiscal 1998. The composite rates of income tax for the third quarter and first nine months of fiscal 1998 and the third quarter and first nine months of fiscal 1997 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rate of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate through the application of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.


                                   (Page 22)

Non-Controlling Interest

The non-controlling interests' share of subsidiary net earnings of $1,762,000 in the third quarter fiscal 1998 and $1,503,000 for the first nine months of fiscal 1998 relate principally to the net earnings of Transistemas S.A., an Argentine distributor and systems integrator of networking products. The non-controlling interests' share of subsidiary net earnings of $2,632,000 in the third quarter and $4,625,000 in the first nine months of fiscal 1997 were derived from the activities of Transistemas S.A., Coasin Chile S.A., a Chilean systems integrator of networking products and Advanced Computer Communications ("ACC"), a manufacturer of local area network bridges and routers. The Company has a 51% equity interest in both Coasin Chile S.A. and Transistemas S.A and a 65% interest in ACC.


Net Earnings (Loss)

Sales increased in the third quarter of fiscal 1998 ended February 1, 1998 by 8% compared to sales in the third quarter of fiscal 1997 ended January 26, 1997 and increased by 31% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The increase in sales was more than offset by an increase in operating expenses and a decline in the gross margin as a percentage of sales, resulting in a net loss of $144,283,000 for the third quarter of fiscal 1998 and $21,936,000 for the first nine months of fiscal 1998. One time charges and gains, before income taxes, recorded in the third quarter of fiscal 1998 were: i) the restructuring costs of $181,444,000; ii) the amortization of purchased research and development in process of $26,381,000; and iii) the gain on the sale of the Company's investment in Broadband Networks Inc. of $47,960,000. Pro forma net earnings, excluding the effect of one time charges and gains, of $17,129,000 for the third quarter of fiscal 1998 and $139,476,000 for the first nine months of fiscal 1998 represent declines of 73% and 25% from net earnings for the third quarter and the first nine months of fiscal 1997, respectively.

Pro forma net earnings, excluding one time charges and gains, for the third quarter of fiscal 1998 of $17,129,000 decreased by 70% compared to net earnings of $57,993,000 for the second quarter of fiscal 1998 due to the decline in sales and a decline in the gross margin as a percentage of sales in the third quarter of fiscal 1998 compared to the second quarter of fiscal 1998, principally as a result of revenue declines associated with the Company's circuit switched networking products.



Reconciliation of Financial Results to United States Accounting Principles

The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. These accounting principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the write off of purchased research and development in process, as disclosed in Note 3 to the Consolidated Financial Statements, the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 6 to the Consolidated Financial Statements, and the method of calculation of earnings per share, as disclosed in Note 12 to the Consolidated Financial Statements.

                                   (Page 23)

Financial Condition

During the first nine months of fiscal 1998 ended February 1, 1998 working capital increased from $638,392,000 to $654,384,000. As at February 1, 1998 the Company had $234,133,000 of cash and cash equivalents, which decreased by $99,771,000 during the first nine months of fiscal 1998. Pro forma net earnings, excluding one time charges and gains, of $139,476,000 generated $66,022,000 of cash from operations and cash from stock option exercises totaled $83,787,000. These cash inflows were more than offset by additions to property, plant and equipment of $205,134,000 and the acquisition of subsidiaries, including RadNet, of $58,936,000.

Two principal components of the Company's working capital are accounts receivable and inventory. Accounts receivable as a proportion of revenue increased during the third quarter of fiscal 1998 compared to the Company's historical levels. This increase was caused by a sequential decline in revenue in the third quarter of fiscal 1998 resulting in an increase in the proportion of the accounts receivable balance represented by sales with extended credit terms. The Company schedules some production of its products based on forecasts of sales, which are difficult to predict. Orders in the first three quarters of fiscal 1998 did not match forecasts as to quantities and product mix, contributing to an increase in inventory of $49,343,000. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

In November 1997 the Company acquired a 49.9% equity interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for asynchronous transfer mode ("ATM") networks, by the purchase of shares for cash consideration of $53,676,000. The acquisition has been accounted for under the purchase method of accounting. The purchase price includes professional fees and other direct costs of the acquisition, and excludes contingent adjustments to the purchase price related to the achievement of certain research and development milestones over the next year. The contingent adjustments could increase the Company's purchase price by as much as US$750,000 or reduce the purchase price by as much as US$1,000,000.

In January 1998 the Company entered into and received $50,000,000 under a five year loan agreement. The loan agreement includes a term loan portion and a demand loan portion, both due January 2003. The Company's obligation under the term loan can be satisfied through the delivery of 545,976 Nortel shares, or the cash equivalent of the current market value of the Nortel shares at such time, or combination thereof. The Nortel shares not subject to resale restrictions that the Company received in exchange for its shares in Broadband Networks Inc. upon disposition of the Company's minority interest have been pledged as security for the term loan.

Capital expenditures for fiscal 1998 will exceed those of fiscal 1997 as the Company has invested in new facilities in Canada, in land and facilities in the metropolitan area of Washington, D.C., in research and development and manufacturing equipment and in information systems. The Company may also increase its current investments in subsidiaries and associated companies. The Company intends to fund the increased capital expenditures and increased investments with existing cash and cash expected to be generated from operations during fiscal 1998, supplemented as appropriate by the issuance of shares or debt. In addition, the Company may use a portion of its cash resources to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

Management believes that the Company's liquidity in the form of existing cash resources, its credit facilities, as well as cash generated from operations and financing activities, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 1998 and into the foreseeable future.

                                   (Page 24)

Year 2000

Over a year ago, the Company commenced a program to address potential problems associated the Company's compliance with what is commonly known as the "Year 2000 issue". The Company's program entails a comprehensive review of supporting information systems, product lines, and the Company's supply chain system to ensure preparedness for the Year 2000 date change. Management believes the Company's plan will result in systems and products that accommodate the date change and that the costs of carrying out the plan will not have a significant impact on the results of operations. Additional information regarding product line compliance with Year 2000 issues is available on the Company's worldwide web site at http://www.newbridge.com.

                                   (Page 25)

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

                                   (Page 26)

Item 6.   Exhibits and Reports on Form 8-K

     a)  Exhibits

            Exhibit 10.8 Credit Facility dated December 19, 1997 between Newbridge Networks Corporation and Royal Bank of Canada.

            Exhibit 10.9 Loan Facility dated January 20, 1998 between Newbridge Networks Corporation and Citibank Canada.

            Exhibit 11.1 Computation of earnings per share under accounting principles generally accepted in Canada.

            Exhibit 11.2 Computation of earnings per share under accounting principles generally accepted in the United States.

            Exhibit 27    Financial data schedule

                                   (Page 27)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         NEWBRIDGE NETWORKS CORPORATION
                                 (Registrant)



Date: March 16, 1998       By: /s/ Terence H. Matthews
                               -----------------------
                               Terence H. Matthews,
                               Chairman of the Board of
                               Directors and Chief
                               Executive Officer



Date: March 16, 1998       By: /s/ Kenneth B. Wigglesworth
                               ---------------------------
                               Kenneth B. Wigglesworth,
                               Vice President,
                               Chief Financial Officer

                                   (Page 28)