Form 10-K
period 1998-04-30
NEWBRIDGE NETWORKS CORP
filed 1998-07-10
CIK 827301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED APRIL 30, 1998


                        Commission file number  1-13316

                        NEWBRIDGE NETWORKS CORPORATION
            (Exact name of registrant as specified in its charter)


              CANADA                                       98-0077506
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [x]

At June 18, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately Cdn$4,262,000,000. The number of common shares of the registrant outstanding as at June 18, 1998 was 175,961,132.

                        Exhibit index begins on Page 79

                                EXCHANGE RATES

FINANCIAL INFORMATION HEREIN IS EXPRESSED IN CANADIAN DOLLARS ($ OR CDN$), UNLESS EXPRESSLY STATED IN UNITED STATES DOLLARS (US$) OR OTHERWISE. The Company maintains its financial data in Canadian dollars. The high and low exchange rates (the highest and lowest rates at which Canadian dollars were sold), the average exchange rate (the average of the exchange rates on the last day of each month during the period), and the period end exchange rate of the Canadian dollar in exchange for United States dollars in each of the five 12 month periods ended April 30, 1998, as calculated from the exchange rates reported by the Federal Reserve Bank of New York, are set forth below.

                                12 Month Period Ended April 30,
                      -----------------------------------------------------

                         1998       1997       1996       1995       1994
                         ----       ----       ----       ----       ----
High                  US$0.7317  US$0.7513  US$0.7527  US$0.7457  US$0.7933
Low                      0.6832     0.7145     0.7224     0.7023     0.7166
Average                  0.7099     0.7319     0.7345     0.7248     0.7536
Period End               0.6992     0.7158     0.7345     0.7355     0.7237

On June 18, 1998, the noon buying rate in New York City for the Canadian dollar as reported by the Federal Reserve Bank of New York was US$1.00 = Cdn$1.4690 (equivalent to US$0.6807 = Cdn$1.00).


                           _________________________


The following trademarks are mentioned in this Report on Form 10-K:
Newbridge(R), VIVID(R), MainStreetXpress(TM) and MainStreet(R) which are trademarks of Newbridge Networks Corporation; and ACC(R), which is a trademark of Advanced Computer Communications.

                        NEWBRIDGE NETWORKS CORPORATION

                               TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART  I

  Item 1.  BUSINESS
            General.............................................................4
            Networking Industry.................................................4
            Business Strategy...................................................5
            Products............................................................6
            Research and Product Development....................................8
            Sales, Marketing and Distribution...................................9
            Customer Service and Support........................................9
            Manufacturing......................................................10
            Competition........................................................10
            Government Regulation..............................................11
            Proprietary Rights.................................................11
            Employees..........................................................12
  Item 2.  PROPERTIES..........................................................12
  Item 3.  LEGAL PROCEEDINGS...................................................12
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13

PART  II

  Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS
            Common Share Price Range and Dividends.............................14
            Cautionary Statement Regarding Forward-Looking Information.........15
            Certain Tax Considerations.........................................20

  Item 6.  SELECTED FINANCIAL DATA.............................................21
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................23
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........33
  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................35
  Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................67

PART  III

  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................68
  Item 11. EXECUTIVE COMPENSATION..............................................70
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.....................................................71
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................72

PART  IV

  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K............................................73

SIGNATURES.....................................................................76

                                    PART  I

ITEM 1.  BUSINESS


GENERAL

Newbridge Networks Corporation (the "Company" or "Newbridge") is a world leader in designing, manufacturing, marketing and servicing a comprehensive family of networking solutions that enables customers in more than 100 countries to access the power of multimedia communications. The Company was incorporated in June 1986 in Ontario under the Canada Business Corporations Act.

NETWORKING INDUSTRY

An increasing variety and volume of communications are transmitted across communications networks in the form of voice, data, text, electronic mail, graphics, video, imaging, facsimile, videoconferencing, online transaction processing and others. Communications networks are built by telecommunications service providers (carriers) and corporations for information networking across long distances (wide area networks or WANs) and by corporations for communication within a close proximity (local area networks or LANs). These communications networks deploy various transmission, access and switching technologies.

Networks are experiencing robust growth in size and capacity, driven by changing business requirements and technology. With the trend towards globalization of business, networks have become the electronic matrix through which vital business information flows, as large and small organizations alike seek to communicate more rapidly and efficiently with their key stakeholder groups throughout the world, including branch offices, field force, telecommuters, customers and suppliers.

The rapid change in computing, networking and telecommunications technology, coupled with the exploding growth of the Internet, browser technology, and Internet Protocol (IP) based enterprise networks (intranets and extranets), pressures network managers to expand the size and traffic-handling capacity of their networks.

In addition, the growth in bandwidth-intensive multimedia applications have subjected networks to greater quality-of-service (QoS) and capacity pressures. Multimedia is defined as the combination of multiple media forms for conveying information. While formats vary and will continue to evolve, they typically involve elements such as voice, text, image, video, audio and animated graphics. Combinations of these media provide powerful communications tools, but they are not tolerant of the quality impairing delays associated with the "best efforts" IP networks based on legacy router technology. Such next-generation high-bandwidth applications are driving the need for networks that deliver greater performance, quality, reliability and scalability.

In order to improve efficiency and effectiveness, most businesses turn to carriers to obtain a range of value-added services, such as Virtual Private Networks (VPNs), wide area network support and Internet access. To meet the growing customer demand for high-speed access to bandwidth-intensive applications, worldwide and at anytime, carriers have deployed new technologies, as they have become available, in a plenitude of special services networks. The networking equipment for special services networks typically resides as part of the carrier switching and transmission infrastructure, but separate from the narrowband voice-oriented equipment of the public switched telephone network
(PSTN).

Carriers also face a significant challenge stemming from deregulation and increased competition. Internet service providers, competitive access providers, cable television operators and wireless operators have entered the market and provide both indirect competition through the offering of new services and direct competition through the offering of lower cost traditional services. This competitive challenge requires them to reduce costs and optimize network resources, while the challenge of growing demand for new communications services requires carriers to invest in new infrastructures.

In order to reconcile these conflicting needs, carriers are migrating the disparate array of networks and services offered from these networks onto a single, unifying, broadband infrastructure. The scalability and flexibility of asynchronous transfer mode (ATM) switching technology make it well suited for multiple traffic types, or services, enabling carriers to launch new higher margin, value-added services. At the same time carriers can lower their up-front and operating costs and improve the manageability of their overall network infrastructure by consolidating their present networks onto one ATM-based network.

BUSINESS STRATEGY

The Company's business strategy is to provide comprehensive, fully managed, end-to-end networking solutions to carriers and corporate customers based on a broad product family that cost effectively addresses their current and future communications requirements. Newbridge products are designed in accordance with a common, flexible architecture to provide customers with a seamless migration and integration path across the product family. The full product family is modular for flexibility and highly scalable to meet evolving customer requirements. Products are software controlled and remotely manageable for customer ease of use and efficiency. All Newbridge products are designed to comply with industry standards throughout the world in order to deliver optimal interoperability and performance in multiprotocol, multivendor networks.

The Company's architectural approach for ATM networks is directed towards providing solutions to issues facing carriers in the core, edge and access points of their networks, and solutions for corporate network managers. At the core of the carrier network, the Company's strategy focuses on the accelerating deployment of a new core infrastructure that is both robust and scalable and equally capable of supporting traditional voice and IP traffic on a large scale. The Company emphasizes versatility and high scalability at the edge of the core of the carrier network, using ATM technology to collapse multiple carrier services onto a single platform, including services for IP, with a focus on scale, performance, QoS and VPN capabilities. The Company's product strategy also includes remote access concentrator products to allow carriers to offer multimedia-capable telecommuting and Internet/intranet access services, and a broad range of fully-featured, low-cost access solutions from the customer premise, including various DSL (Digital Subscriber Loop) technologies, broadband wireless, wave division multiplexing, broadband satellite, hybrid fiber coax and time division multiplexing (TDM) for integrated access. The Company's product strategy for ATM networks enables carriers to compete successfully in the face of increasing competition and deregulation by reducing capital and operational costs associated with network infrastructure and creating differentiated service offerings by provisioning multiple services on a single network.

In the enterprise network market, the Company focuses on the delivery of significant performance improvements to address capacity constraints created by growing demands for connectivity and the changing nature of network traffic towards bandwidth-intensive multimedia applications. The Company's product strategy includes the VIVID switched routing system, which is designed to integrate networking capabilities for video, voice, image and data based on the industry standard Multi-Protocol over ATM (MPOA) architecture. The Company also addresses the enterprise network market with various WAN access products based on ATM and TDM technologies and supplements its network solutions offerings through strategic alliances and other collaborative undertakings.

The Company extends its business strategy through various alliances and strong relations with affiliated companies. In March 1996 Newbridge and Siemens formed an alliance with the objective of delivering flexible, broadband ATM solutions for carrier-class networks. The alliance encompasses collaborative research and development activities, common branding under the MainStreetXpress banner and joint sales, marketing and customer service activities. In January 1998 the Company formed a strategic alliance with 3Com to collaborate in the enterprise network market. In addition, Newbridge, Siemens and 3Com together announced the Carrier Scale Internetworking ("CSI") initiative in October 1997. The CSI network architecture is intended to deliver premium IP services that are capability-rich, customizable and fully managed end to end. CSI should also enable carriers to deliver VPN services to high volume enterprise clients.

Newbridge maintains other strategic alliances and also works with a family of over 20 affiliated companies. The affiliated companies, in which Newbridge owns an equity stake, generally address markets within the networking industry which are complementary to the Newbridge product offering.

PRODUCTS

Newbridge has developed a broad family of digital networking products that are effective in the core, edge and access points of the carrier network as well as in corporate networks, for both WAN access and LAN applications. These products operate under a scalable, center-weighted network management system, which is advantageous for large bandwidth-intensive networks, and offer software controlled end-to-end connectivity. Newbridge products employ a common architecture that allows TDM, X.25, frame relay, ATM, SMDS and LAN internetworking to coexist within the same network and provides a migration path from narrowband to broadband networks.

The Newbridge family of ATM products includes high performance enterprise, access, edge and core switches for corporate and carrier networks. Network operators can build consolidated networks that deliver services for a variety of applications, managed by a single, end-to-end network management system. This approach enables operators to reduce infrastructure costs and differentiate service offerings by provisioning multiple services on a single, unifying network.

The MainStreetXpress 36170 Multiservices Switch is a high capacity platform, designed to scale from 800 Mbit/s (millions of bits per second) to over 100 Gbit/s (billions of bits per second). It supports a broad array of services, including native cell relay, frame relay, circuit emulation for advanced private line services, LAN connectivity, managed IP services, SMDS services, switched voice services, broadcast-quality video services, broadband wireless access and other high-capacity access technologies such as DSL. The modular architecture of the MainStreetXpress 36170 switch enables network operators to expand from a single-shelf system to a large multi-shelf system in an as-needed fashion. The high port density of the system translates into competitive per-port pricing.

The Company's MainStreetXpress product line also includes the MainStreetXpress 36190 Core Services Switch, a high performance ATM backbone or core switch, designed to scale beyond one terabit (trillion bits) per second, as well as the MainStreetXpress 36150 Access Switch for premium video service, the MainStreetXpress 36140 and 36144 ATM Multiservices Access Switches, the MainStreetXpress 36030 and 36060 Modular LAN Service Units for LAN access and the MainStreetXpress 36100 Access Concentrator.

TDM products from Newbridge, such as the 3600 and 3645 MainStreet Bandwidth Managers, are leading platforms for private line services throughout the world because of their wide range of voice and data interfaces, adherence to the full range of domestic and international standards, quality and reliability, end-to-end network manageability, and flexibility for seamless expansion and migration as networks grow and applications evolve.

Based on the 3600 MainStreet Bandwidth Manager, the 36120 MainStreet Packet Engine can be used to deploy frame relay or X.25 networks over a TDM circuit switched network infrastructure. This product interworks with the Company's TDM and ATM systems for seamless end-to-end, multiservice network solutions.

The VIVID switched routing system is an internetworking solution that optimally supports high bandwidth, delay-sensitive applications such as desktop videoconferencing, distance learning, telemedicine and collaborative work sessions, while integrating seamlessly with existing LANs. VIVID uses standards-based Multi-Protocol over ATM (MPOA) switching technology to combine the performance and simplicity of switching with routing functionality. The VIVID system can also generate significant operational cost savings through the centralized automation of moves, adds and changes in campus networks.

Newbridge also addresses the access market segment with products that enable carriers to deploy multiple services and permit access to those services for customers with multiple applications. These products include a variety of WAN access devices for connecting remote and small sites and devices to extend the network to the end points of both circuit and packet switched connections. Through its subsidiary Advanced Computer Communications (ACC), the Company has also developed a range of bridge/routers for enterprise-wide remote access. Newbridge and ACC jointly developed the Tigris remote access concentrator, an integrated access platform that addresses an emerging high growth segment of the networking market by delivering Internet access over both dial-in (modem and ISDN) and dedicated (frame relay, SMDS, X.25, private line) services.

Newbridge complements products providing connectivity with an extensive suite of network and service management software products ranging from configuration and alarm monitoring to interfaces to umbrella management systems and customer service management systems. The MainStreetXpress 46020 Network Manager provides unified management of Newbridge, Siemens and third-party LANs and WANs across multiple technologies, including circuit switching, packet switching, LAN internetworking and ATM. It features a rich, object-oriented graphical user interfaces (GUIs) for efficient user navigation, and a scalable client/server architecture to provide simultaneous access for up to 128 operators and cost-effective management for networks containing up to 5,000 nodes and 100,000 network paths.

Sales of networking products and related services accounted for 100% of the Company's sales in fiscal 1998 and fiscal 1997 and 99% of the Company's sales in fiscal 1996.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and product development activities apply the latest technologies to the development of advanced functionality in networking hardware and software. In its product development strategy, Newbridge employs an "evergreen" approach in which new products and features are designed to accommodate the architecture of existing products. This approach protects customers' investment in their installed base of networking equipment. The Company's research and development strategy also focuses on leveraging product functionality developed for one market to products addressing other markets. For example, common ATM hardware and software development undertaken by the Company is shared by the VIVID switched routing system for the enterprise networking market and the MainStreetXpress product line for wide area networks.

In addition to the ongoing evolution of product functionality, a significant portion of the research and development effort is directed towards expanding the breadth of network solutions for new value-added service capabilities and access technologies, particularly on ATM platforms and network and service management software in carrier and carrier access applications. In addition to the Company's internal research and product development, the Newbridge development strategy includes investments in affiliated companies developing technology complementary to Newbridge and strategic partnering, such as joint research and development programs with Siemens and 3Com.

The markets for Newbridge products are characterized by rapid technological change. To maintain its leadership position in advanced networking technologies, Newbridge is committed to research and development. The Company conducts the majority of its research and development in a lower cost environment compared with many competitors. Because of the Company's focus on and commitment to research and development, coupled with the cost advantages, the Newbridge strategy has been oriented towards in-house product development. This is in contrast with some other networking vendors who devote proportionately fewer resources to research and development and who have more often taken the approach of obtaining technology and products through acquisitions of other companies. Newbridge believes that its strategy results in a more cohesive product solution set for delivering seamless end-to-end networking solutions.

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

For additional discussion of the Company's research and development expenditures in fiscal 1998, 1997 and 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES, MARKETING AND DISTRIBUTION

Newbridge sells its products in more than 100 countries. The Company has established direct sales forces throughout the world, as well as marketing and distribution arrangements with telephone companies, original equipment manufacturers (OEMs), distributors and dealers.

In March 1996, the Company formed an alliance with Siemens which includes common branding under the MainStreetXpress name for ATM products and joint sales and marketing efforts. Siemens sells the Company's circuit switched networking products, ATM products and network and service management products, primarily to carriers in Europe, Latin America, Asia and North America. Newbridge products are also distributed throughout the world by Cable and Wireless, Lucent Technologies, Alcatel, Nippon Telegraph and Telephone and other telecommunications equipment suppliers as well as by global carriers and consortia.

The Newbridge sales force in the United States and Canada sells directly to carriers and other communications service providers such as AT&T, MCI and other interexchange carriers, Regional Bell Operating Companies (RBOCs) and other local exchange carriers, as well as various Internet Service Providers (ISPs). Newbridge also sells to Fortune 1000 sized companies and institutions directly and through distributors.

The product line is sold throughout Europe, the Middle East and Africa by a direct sales force as well as through OEM partners and distributors. In Latin America and the Asia Pacific area, networking products are sold primarily through distributors, which are supported by local Newbridge sales and support offices. In Latin America, the Company holds a majority equity interest in certain of its distributors.

The Newbridge sales organization throughout the world receives support from product line management and network solutions groups which provide product strategy and consultation on industry trends and pricing, and which solicit customer feedback for research and product development planning. The Company's marketing activities are centrally coordinated and emphasize complete network solutions for the carrier markets (incumbent service providers and alternate service providers) and the enterprise network market.

The amount of sales, cost of sales and expenses, and operating contribution attributable to the Company's geographically-based operating segments, the amount of identifiable assets attributable to the Company's principal geographic regions and the amount of export sales from the Company's operations in Canada for each of the last three fiscal years are set forth in Note 21 to the Consolidated Financial Statements. For additional discussion of the Company's geographic segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER SERVICE AND SUPPORT

Reliability, performance, up-time and average mean-time-to-repair are important factors customers consider in developing long term relationships with potential suppliers of networking systems. The increasing dependency of many domestic and international customers upon information networks has generated a demand for a very rapid problem response time. To satisfy this customer demand, the Company offers 24-hour Network Technical Assistance Centers, complemented by the service support organizations of the Company's distributors. Because of remote diagnostic capabilities of the Company's products, support engineers can immediately begin to diagnose field problems. When necessary, support engineers are dispatched from the Company's sales and support offices or by third party service providers.

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

The Company currently has its principal manufacturing, logistics and warehousing facilities in Canada. The Company also has logistics and warehousing facilities in the United States, Ireland, the United Kingdom, France, Hong Kong and Malaysia.

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

COMPETITION

The market for the Company's products is characterized by rapid technological change, convergence of technologies, evolving standards and regulatory developments. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than the Company.

In the market for wide area network products, the Company's principal competitors include Ascend Communications, Cisco Systems, Fore Systems and Northern Telecom, as well as traditional circuit switched multiplexer vendors such as Network Equipment Technologies and Tellabs. In addition, the Company's enterprise networking products compete with product offerings from various vendors including Bay Networks, Cabletron Systems and Cisco Systems.

Principal competitive factors are product line capabilities including integration of multiple applications on to a single network, network management capabilities, ability to offer complete end-to-end networking solutions, price, reliability, adherence to standards, and market presence. Certain competitors, including traditional carrier core switch suppliers such as Ericsson, Fujitsu, Lucent Technologies and Northern Telecom have a very large installed base of existing products in carrier and enterprise networks, some of which can be upgraded to accommodate new technologies and features.

The networking industry recently has been consolidating through strategic alliances, mergers and acquisitions thereby creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. Boundaries between different segments of the networking industry are being blurred as competitors attempt to position their product lines to address a broader spectrum of networking requirements.

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

The regulatory environment in the European Union continues to increase competition and to open markets for telecommunications equipment vendors. Member States which have not already fully liberalized their telecommunications markets by January 1, 1998 are required to have in place the regulatory and licensing structures that will enable new operators to enter their markets.

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

PROPRIETARY RIGHTS

The name Newbridge, the Company's corporate logo, and MainStreet are registered trademarks of the Company in approximately 50 countries. A number of the Company's other trademarks and service marks are registered in Canada as well as in various other jurisdictions. The Company also claims rights to a number of unregistered trademarks, including MainStreetXpress, and other intellectual property rights. The Company protects its trademarks, inventions, trade secrets, and other proprietary rights by contract, trademark registration, patent registration and appropriate trademark and copyright markings, as well as with internal security. The Company licenses certain intellectual property rights from third parties.

Management believes that the Company's competitive success will depend primarily on the innovative skills, technical competence and marketing abilities of the Company's employees.

It may become necessary for the Company to enter into technology licenses with other companies because of the existence of the large number of patents in the networking field, the rapid rate of issuance of new patents, new standards that may be issued, or to obtain important technology. Such licenses may impact the Company's operating results.

EMPLOYEES

As of April 30, 1998, the Company had 6,336 employees. None of the Company's employees is represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. Management believes the Company's relations with its employees are good.


ITEM 2.  PROPERTIES

The Company owns its corporate headquarters in Kanata, Ontario as well as facilities for research and development, manufacturing, sales and marketing. The Company also owns facilities in Newport, Wales for sales, marketing, network services and logistics and warehousing.

Newbridge leases other facilities in Kanata primarily used for manufacturing from companies owned by Mr. Terence H. Matthews, Chairman of the Board and Chief Executive Officer of the Company and its largest single shareholder. In addition to Kanata, Ontario, the Company also leases logistics and warehouse space in Rennes, France; Shannon, Ireland; Ogdensburg, New York; Hong Kong and Kuala Lumpur, Malaysia.

The Company conducts research and development in leased facilities in; Rennes, France; Santa Barbara, California; metropolitan London, England; Herndon, Virginia; Andover, Massachusetts; and Vancouver, British Columbia. The Company also leases sales and support facilities throughout the United States and Canada, and in over 40 locations throughout Europe, the Middle East and Africa, in over 25 locations in Asia Pacific and Russia, and over 10 locations in Latin America.


ITEM 3.  LEGAL PROCEEDINGS

In the fourth quarter of fiscal 1998 the Company reached an agreement in principle to settle the class action lawsuit which was filed in United States District Court in Washington, D.C. during the fiscal year ended April 30, 1995. The lawsuit purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law. The proposed settlement is subject to review and approval by the Court on a schedule to be set by the Court. The Company has recorded an expense of $2,642,000 in connection with the proposed settlement, which represents Management's estimate of the direct costs which will be incurred upon final approval by the Court.

Lucent Technologies Inc. ("Lucent Technologies") filed a complaint during the fiscal year ended April 30, 1998 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The complaint alleges that the

Company's manufacture and sale in the United States of Newbridge frame relay and ATM (asynchronous transfer mode) switch products infringe certain United States patent rights claimed by Lucent Technologies, and requests actual and trebled damages in an unspecified amount. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims. The Company has filed an answer to the complaint, as well as a counterclaim alleging unfair competition by Lucent Technologies, and intends to defend this action vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

COMMON SHARE PRICE RANGE AND DIVIDENDS

MARKET PRICE

The Common Shares are listed for trading on the New York Stock Exchange in the United States under the symbol NN and are listed for trading on The Toronto Stock Exchange in Canada under the symbol NNC. The following table sets forth the range of high and low sale prices for the Company's Common Shares during the current fiscal year through June 18, 1998 and the fiscal years ended April 30, 1998 and 1997. The reported sales prices have been adjusted to reflect the two for one stock split effected in the form of a stock dividend, effective September 30, 1996.

                                     NEW YORK                            TORONTO
                                  STOCK EXCHANGE                     STOCK EXCHANGE
                                   PRICE RANGE                        PRICE RANGE
                            -----------------------------           --------------------
                            High                  Low                   High       Low
                            -----                 -------             ---------  ---------
Fiscal year 1999:
  First quarter (through
     June 18, 1998)         US$32  /3/4/            US$21             Cdn$47.00  Cdn$31.00

Fiscal year 1998:
  Fourth quarter            US$30 /7/16/            US$18 /15/16/     Cdn$43.20  Cdn$27.00
  Third quarter                58  /7/8/               25   /7/8/         82.75      37.50
  Second quarter               69  /3/8/               42   /1/2/         95.00      58.90
  First quarter                52 /7/16/               31   /1/2/         72.20      43.80

Fiscal year 1997:
  Fourth quarter            US$35  /1/8/            US$27   /1/4/     Cdn$47.25  Cdn$38.25
  Third quarter                35  /1/4/               26   /1/2/         47.15      35.75
  Second quarter               36 /7/16/               20   /5/8/         50.00      28.25
  First quarter                37  /1/8/               20  /3/16/         51.00      27.75

At June 18, 1998 there were 1,286 shareholders of record of the Company.

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

The Company cautions that the following important factors, among others, could cause actual results for the fiscal year ending May 2, 1999 and for subsequent financial reporting periods to differ materially from those forecast or suggested in any forward-looking statement made by the Company or on its behalf, in this Report or otherwise. A number of these important factors have been discussed in this Annual Report on Form 10-K for the fiscal year ended April 30, 1998 and its quarterly reports on Form 10-Q as previously filed with the United States Securities and Exchange Commission.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND GROWTH RATE

A significant portion of the Company's sales are derived from products shipped against orders received in each fiscal quarter and from products shipped against firm purchase orders released in that fiscal quarter. As is prevalent in emerging segments of the networking industry, a disproportionate amount of the Company's shipments occur in the third month of each fiscal quarter. As a result, the Company operates without significant backlog and schedules some production and budgets expenses based on forecasts of sales, which are difficult to predict. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in certain circumstances, create risk of excess or inadequate inventory if orders do not match forecast. Moreover, shortages or delays in the supply of manufacturing components at acceptable prices could adversely affect the Company's ability to meet scheduled product shipments in any particular quarter, which could materially affect the Company's operating results. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, quarter to quarter revenues and, to a greater degree, net earnings, may be subject to greater variability. Quarterly operating results are consequently difficult to predict, even towards the end of a given fiscal quarter. The Company's ability to meet financial expectations may be adversely affected if the non-linear pattern of shipments from month to month continues.

In addition, the Company is subject to a degree of variation in quarterly sales as a substantial portion of sales is derived from less mature markets outside of North America and Western Europe. These markets can be more susceptible to uncontrollable and changing factors including foreign currency exchange rates, political or economic conditions in a specific country or region, trade protection measures, government spending patterns, and other factors. In the latter part of fiscal 1998, the Company's sales in the Asia Pacific region declined. Sales in these less mature markets are also often subject to customer financing, licensing or other import or foreign exchange controls, and other pre-conditions that can result in requirements to ship orders only if all components ordered are shipped at the same time ("ship-complete" requirements). Delays in orders and the Company's ability to fulfill orders with ship-complete requirements may cause quarter to quarter revenues and, to a greater degree, net earnings, to be subject to greater variability and less predictability.

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

TECHNOLOGICAL CHANGES

The market for the Company's products is characterized by rapid technological change, evolving industry standards, frequent product introductions and evolving methods used by carriers and corporations in building and managing networks. Such changes in the market for networking products may adversely affect the Company's ability to sell its products. The Company's operating results will depend in significant part upon its ability to maintain the competitiveness of its product offerings while reducing unit manufacturing costs. In fiscal 1999, the Company expects that the demand for networking products will continue the trend toward ATM and other packet based technologies and away from circuit switched networking products.

The Company cautions that its sales may grow at a slower rate in the future than historical rates of sales growth. The growth of the Company's sales may be subject to the rate at which carriers deploy service offerings based on newer technologies such as ATM. Although most network equipment suppliers have introduced ATM-based product offerings and many carriers have implemented or announced intentions to implement ATM, the degree of commercial acceptance of ATM switching technology has not been determined. A key element of the Company's business strategy is utilizing ATM technology in its network solutions. Accordingly, the Company's future sales growth and results of operations are dependent on continued growth and market acceptance of ATM technology. In addition, quarter to quarter revenues may be subject to greater variability due to longer sales cycles often associated with the adoption of new technologies.

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

COMPETITION AND STRATEGIC ALLIANCES

The market for the Company's products is also characterized by intense competition. With the development of the worldwide communications market and the growing demand for related equipment, numerous manufacturers such as the Company have emerged to offer products for these markets in competition with traditional communications equipment suppliers. Competition could further increase if new companies enter the market or if existing competitors expand their product lines or upgrade existing products to accommodate new technologies and features. The Company competes for customers on the basis of product line capabilities including integration of multiple applications on to a single network, network management capabilities, ability to offer complete end-to-end networking solutions, price, reliability, adherence to standards, and market presence. An increase in competition could require increased spending by the Company on research and development and sales and marketing and may otherwise adversely affect the Company's business. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than the Company.

The networking industry recently has been consolidating through strategic alliances, mergers and acquisitions thereby creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. Boundaries between different segments of the networking industry are being blurred as competitors attempt to position their product lines to address a broader spectrum of networking requirements. Continued consolidation of the networking industry could result in a strengthening of the Company's competitors and may adversely affect the Company's competitive position. See "Business--Competition".

The Company has a number strategic alliances with companies including Siemens and 3Com. These alliances are formed to facilitate joint research and development efforts, product compatibility, adoption of industry standards and reseller arrangements. There can be no assurance that such alliances will lead to standards acceptable to the market, or competitive products or marketing. In addition, if these companies fail to perform, or if these relationships fail to develop as planned, the Company's business and operating results could be adversely affected.

ACQUISITIONS

The Company's strategy includes acquisitions to enhance its business, diversify its marketing and distribution, and supplement its product development. Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies and products of the acquired enterprises with those of the Company, the diversion of management and financial resources to the task of integration of the respective businesses, the entry into markets in which Newbridge has limited direct prior experience and where competitors have stronger market positions, and the potential loss of key employees of the acquired enterprises. In view of these challenges, if the Company is unable to integrate acquired enterprises efficiently and effectively, it may not obtain the anticipated benefits of acquisitions, and its business and operating results could be adversely affected. For example, the restructuring costs of $181,444,000 incurred in fiscal 1998 were attributable largely to the operations of Ungermann-Bass Networks, Inc. acquired in fiscal 1997. In addition, acquisitions may affect financial results. For example, in fiscal 1998 the Company acquired RadNet Ltd. and charged to net earnings $52,762,000 related to the amortization of purchased research and development in process.

DEPENDENCE ON KEY EMPLOYEES

The Company's success depends upon the continued contributions of its employees, many of whom would be difficult to replace. Newbridge believes that its future success will depend, in significant part, upon its ability to attract, retain and motivate skilled and talented engineers, sales and marketing personnel, and management. Competition for such personnel is intense. Failure to attract, retain and motivate key employees could adversely affect the Company's business and operating results.

During June 1998 the Company appointed a new President and Chief Operating Officer. There are risks inherent in any reorganization, and the Company can give no assurances that this appointment will meet its intended objectives.

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

PROPRIETARY RIGHTS

The Company protects its trademarks, inventions, trade secrets, and other proprietary rights by contract, trademark registration, patent registration and appropriate trademark and copyright markings, as well as with internal security. The Company licenses certain intellectual property rights from third parties. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, some foreign countries do not have or enforce laws that protect the Company's intellectual property rights to the same extent as do the laws of the United States and Canada.

The Company is subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights, and has been sued by Lucent Technologies as described in "Legal Proceedings". There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license agreements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

FOREIGN CURRENCY EXPOSURE AND CONCENTRATION OF CREDIT RISK

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Realized and unrealized gains and losses on foreign exchange contracts are recognized and offset foreign exchange gains and losses on the underlying net asset or net liability position. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. Several major financial institutions are counterparties to the Company's financial instruments. It is Company practice to monitor the financial standing of the counterparties and limit the amount of exposure to any one institution. The Company may be exposed to a credit loss in the event of nonperformance by the counterparties to these contracts. With respect to accounts receivable, concentration of credit risk is limited due to the diverse areas covered by the Company's operations. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Anticipated bad debt loss has been provided for in the allowance for doubtful accounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risks".

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

GAINS ON DISPOSITION OF COMMON SHARES

Under the provisions of the 1980 Convention between Canada and the United States with respect to Taxes on Income and on Capital, as amended by the 1983, 1984, 1995 and 1997 Protocols thereto (the "Convention"), United States corporations or individual residents of the United States ("U.S. Shareholders") that do not, and are not deemed to, use or hold the Common Shares in carrying on a business in Canada ("Unconnected U.S. Shareholders") generally will not be subject to Canadian federal income tax on any capital gain recognized upon the disposition of their Common Shares, provided that the value of the Common Shares is not derived principally from real property situated in Canada, as determined at the time of their disposition. The Company is of the view that the Common Shares currently do not derive their value principally from such real property.

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

ITEM 6.  SELECTED FINANCIAL DATA

The income statement data of the Company presented below for each of the five fiscal years ended April 30, 1998 and the balance sheet data as at April 30, 1998, 1997, 1996, 1995, and 1994 have been derived from the audited Consolidated Financial Statements of the Company that are included as part of this Annual Report on Form 10-K and the Company's Annual Reports on Form 10-K for the prior three fiscal years.

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                  FISCAL YEAR ENDED APRIL 30,
                                                                 ----------------------------------------------------------------
                                                                     1998         1997         1996         1995         1994
                                                                  ----------   ----------   ----------    ---------    ---------
                                                                       (CANADIAN DOLLARS, IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:

Sales                                                             $1,620,620   $1,376,327   $  921,244    $ 800,523    $ 552,521
Cost of sales                                                        625,065      507,588      319,745      260,471      171,922
                                                                  ----------   ----------   ----------    ---------    ---------
Gross margin                                                         995,555      869,139      601,499      540,052      380,599

Expenses
  Selling, general and administrative                                491,787      346,106      231,060      196,073      115,670
  Research and development                                           258,879      155,330       97,205       66,066       38,578
  Purchased research and
    development in process /(1)/                                      52,762       96,940           --           --           --
  Restructuring costs /(2)/                                          181,444           --           --           --           --
  Settlement of litigation /(3)/                                       2,642           --           --           --           --
                                                                  ----------   ----------   ----------    ---------    ---------

Income from operations                                                 8,041      270,763      273,234      277,913      226,351
Interest income, net                                                   9,761       18,605       22,607       15,592        8,941
Gain on sale of long term investments                                 47,960           --       12,715           --           --
Other expenses                                                       (10,448)      (9,615)      (3,443)      (6,512)      (1,389)
                                                                  ----------   ----------   ----------    ---------    ---------
Earnings before income taxes
   and non-controlling interest                                       55,314      279,753      305,113      287,353      233,903
Provision for income taxes                                            73,001      117,718      100,779       96,944       76,092
Non-controlling interest                                                 631        5,118        1,470        2,019           --
                                                                  ----------   ----------   ----------    ---------    ---------

Net earnings (loss) /(4)/                                         $  (18,318)  $  156,917   $  202,864    $ 188,390    $ 157,811
                                                                  ==========   ==========   ==========    =========    =========

Earnings (loss) per share
   Basic                                                                 (10)c         92c       $1.22        $1.16           99c
   Fully diluted                                                         (10)c         91c       $1.19        $1.11           94c

Weighted average number of shares
   Basic                                                             174,617      170,510      165,842      162,891      159,427
   Fully diluted                                                     191,459      184,595      179,665      175,823      171,868

                                                                                      FISCAL YEAR ENDED APRIL 30,
                                                                    --------------------------------------------------------------
                                                                       1998         1997         1996         1995         1994
                                                                    ----------   ----------   ----------    ---------    ---------
                                                                      (Canadian dollars, in thousands, except per share data)
INCOME STATEMENT DATA (CONTINUED):

U.S. GAAP /(5)/
   Net earnings (loss)                                            $(18,318)     $156,917      $202,864     $188,390    $157,811

   Earnings (loss) per share
     Basic                                                         $ (0.10)        $0.92         $1.22        $1.16      $ 0.99
     Diluted                                                       $ (0.10)        $0.90         $1.19        $1.13      $ 0.94
     Diluted-- US                                              $  US (0.07)     $ US0.66      $ US0.87     $ US0.82    $ US0.71


   Weighted average number of shares
     Basic                                                         174,617       170,510       165,842      162,891     159,427
     Diluted                                                       174,617       174,525       170,990      166,646     167,137


                                                                                           AS AT APRIL 30,
                                                                  ---------------------------------------------------------------
                                                                     1998         1997         1996         1995         1994
                                                                  ----------   ----------   ----------    ---------    ---------
                                                                                 (CANADIAN DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:

Working capital                                                   $  945,892   $  638,392   $  658,087    $ 491,888    $ 351,458
Total assets                                                       1,966,825    1,496,703    1,093,417      827,163      584,764

Short term debt (including current
 portion of long term obligations)                                     4,136        7,353        2,302        2,562        7,272
Long term obligations                                                383,311       10,817          860        3,493        7,767
Shareholders' equity                                               1,233,620    1,126,499      902,686      674,645      473,572

___________________

(1)  See Note 2 to the Consolidated Financial Statements.
(2)  See Note 17 to the Consolidated Financial Statements.
(3)  See Note 22 to the Consolidated Financial Statements.

(4) Pro forma net earnings per share for fiscal 1998, which exclude the non-recurring gain on sale of long term investments and non-recurring charges for purchased research and development in process, restructuring costs and settlement of litigation, were $171,337,000 or $0.98 per share basic and fully diluted under Canadian GAAP and $0.98 per share basic and $0.96 per share diluted under U.S. GAAP (US $0.69 per share diluted). Pro forma net earnings for fiscal 1997, which exclude the non-recurring charge related to purchased research and development in process, were $253,857,000 or $1.49 per share basic and $1.44 fully diluted under Canadian GAAP and $1.49 per share basic and $1.45 per share diluted under U.S. GAAP (US$1.07 per share diluted). Pro forma net earnings for fiscal 1996, which exclude the non-recurring gain on sale of long term investments, were $194,346,000 or $1.17 per share basic and $1.14 fully diluted under Canadian GAAP and $1.17 per share basic and $1.14 per share diluted under U.S. GAAP (US $0.83 per share diluted).

(5) Financial information in this Annual Report on Form 10-K is presented in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which also conform in all material respects with accounting principles generally accepted in the United States ("U.S. GAAP"), except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 6, the write off of purchased research and development in process, as disclosed in Note 2, and the method of calculation of earnings per share, as disclosed in Note 19.

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

                                              Fiscal Year Ended April 30,
                                          ----------------------------------
                                             1998         1997        1996
                                          ----------   ----------   --------
  Sales                                        100.0%       100.0%     100.0%
  Cost of sales                                 38.6         36.9       34.7
                                          ----------   ----------   --------
  Gross margin                                  61.4         63.1       65.3

  Expenses
   Selling, general and administrative          30.3         25.1       25.1
   Research and development                     16.0         11.3       10.5
   Purchased research and
    development in process                       3.2          7.0         --
   Restructuring costs                          11.2           --         --
   Settlement of litigation                      0.2           --         --
                                          ----------   ----------   --------

 Income from operations                          0.5         19.7       29.7

 Interest income, net                            0.6          1.3        2.4
 Gain on sale of long term investments           3.0           --        1.4
 Other expenses                                 (0.7)        (0.7)      (0.4)
                                          ----------   ----------   --------

 Earnings before income taxes
   and non-controlling interest                  3.4         20.3       33.1

 Provision for income taxes                      4.5          8.5       10.9

 Non-controlling interest                        0.0          0.4        0.2
                                          ----------   ----------   --------

 Net earnings (loss)                           (1.1)%        11.4%      22.0%
                                          ==========   ==========   ========

SALES

                                                Fiscal Year Ended April 30,
                                          ----------------------------------
                                             1998         1997        1996
                                          ----------   ----------   --------
                                             (Canadian dollars in thousands)
  Sales                                   $1,620,620   $1,376,727   $921,244
                                          ==========   ==========   ========

  Increase over prior year                    18%          49%         15%

Growth in sales in fiscal 1998 compared to fiscal 1997 and fiscal 1997 compared to fiscal 1996 were due to an increase in sales of products based on packet technologies for both wide area and local area network applications. The proportion of product sales from products based on packet technologies for wide area network applications was approximately 45% in fiscal 1998, approximately 30% in fiscal 1997 and approximately 25% in fiscal 1996. Product line enhancements and new product lines introduced in fiscal 1997 and 1998 resulted in increased sales, predominantly through increased acceptance and demand by carriers throughout the world for the Company's asynchronous transfer mode (ATM) products. The proportion of product sales from products based on packet technologies for local area network (LAN) applications was approximately 15% in fiscal 1998, approximately 10% in fiscal 1997 and was insignificant in fiscal 1996. This sales growth was derived from the acquisition of UB Networks in the latter part of fiscal 1997 and from continued growth in sales of the Company's ATM-based VIVID switched routing products.

Sales of circuit switched networking products in fiscal 1998 declined 17% relative to sales in fiscal 1997. The decline was a reflection of a decrease in sales of the Company's circuit switched networking products in Europe and Latin America and declining business levels in Asia in the last half of fiscal 1998. Sales of these networking products have been and are expected to be subject to potential declines and quarterly variability as customers throughout the world increasingly adopt packet technologies. In fiscal 1997, sales of circuit switched networking products increased 20% compared to fiscal 1996 due to sales increases in Asia, Latin America and Europe.

The Company expects the proportion of sales derived from products based on packet technologies to continue to increase relative to sales derived from circuit switched networking products in fiscal 1999 when compared to fiscal 1998. As a result, sales growth may be reduced due to longer sales cycles often associated with the adoption of new technologies.

The Company's sales in fiscal 1998 to carriers for applications that provide a range of value-added services, such as Virtual Private Networks (VPNs), wide area network support and Internet access, and for resale to end users represented 69% of total sales (66% in fiscal 1997 and 65% in fiscal 1996). The number of networking switches and other products supplied by the Company continued to increase in each of the last two fiscal years. Average selling prices declined slightly in fiscal 1998 relative to fiscal 1997 and in fiscal 1997 relative to fiscal 1996, primarily due to discounts on certain large contracts for products for more basic networking applications and the impact on product pricing of increased competition, particularly in the market for products based on packet technologies. Deliveries to original equipment manufacturers (OEMs) for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales in fiscal 1998, fiscal 1997 and fiscal 1996. Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 16% of total sales for fiscal 1998 (18% in fiscal 1997 and less than 10% in fiscal 1996).

The Company's sales and service functions are divided into three main geographic regions: (1) the Americas Region (consisting of North and South America); (2) the European Region (consisting of Europe, the Middle East and Africa); and (3) the Asia Pacific Region (consisting of countries in the Asia Pacific region and Russia). The percentage of consolidated sales derived by sales management in each geographic region for fiscal 1998, 1997 and 1996 are set forth below.

                                              Fiscal Year Ended April 30,
                                        -------------------------------------
                                        1998              1997            1996
                                        ----              ----            ----
  Americas Region                        51%               49%             55%
  European Region                        31%               33%             30%
  Asia Pacific Region                    18%               18%             15%

The Company is subject to a degree of variation in quarterly sales as a substantial proportion of sales is derived from less mature markets outside of North America and Western Europe. For additional geographic segment information, see Note 21 to the Consolidated Financial Statements.

A significant portion of the Company's sales are derived from products shipped against orders received in each fiscal quarter and from products shipped against firm purchase orders released in that fiscal quarter. As is prevalent in emerging segments of the networking industry, a disproportionate amount of the Company's shipments occur in the third month of each fiscal quarter. In addition, customers have the ability to revise or cancel orders and change delivery schedules without significant penalty. As a result, the Company operates without significant backlog and schedules some production and budgets expenses based on forecasts of sales, which are difficult to predict. Unforeseen delays in product deliveries or closing large sales, introductions of new products by the Company or its competitors, seasonal patterns of customer capital expenditures or other conditions affecting the networking industry in particular or the economy generally during any fiscal quarter could cause quarterly revenue and, to a greater degree, net earnings, to vary greatly. Quarterly operating results are consequently difficult to predict, even towards the end of a given fiscal quarter.

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. During fiscal 1998 and fiscal 1997, the decrease in the value of the Canadian dollar against the Pound Sterling and the U.S. dollar, relative to exchange rates prevailing in the respective previous years, resulted in no material variance in reported sales, gross margin or income from operations. For information related to the Company's policies in its management of foreign exchange exposures, see "Quantitative and Qualitative Disclosures About Market Risk" and Note 15 to the Consolidated Financial Statements.

COST OF SALES AND GROSS MARGIN

                                          Fiscal Year Ended April 30,
                                      ---------------------------------

                                        1998         1997       1996
                                      --------      --------   --------
                                       (Canadian dollars in thousands)
 Gross margin                         $995,555      $869,139   $601,499
                                      ========      ========   ========

 As a percentage of sales                61%           63%        65%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The decline in the gross margin as a percentage of sales in fiscal 1998 relative to fiscal 1997 was primarily the result of the decline in revenues from circuit switched networking products, which carry gross margins above the average gross margins earned on the Company's other products, and an increase in the proportion of sales derived from service revenues, which carry gross margins below the average gross margins earned by the Company.

The decline in the gross margin as a percentage of sales in fiscal 1997 relative to fiscal 1996 was primarily the result of gross margins earned on product sales and service revenues of UB Networks and other companies acquired during fiscal 1997, which have been below the average gross margins earned on the Company's other products.

The declines in average selling prices in fiscal 1998 relative to fiscal 1997 and in fiscal 1997 relative to fiscal 1996 were generally offset by reductions in per unit costs of manufacturing, resulting in no material impact on gross margins. Many component prices are negotiated by the Company with its suppliers. Component price decreases have been principally due to increases in volumes purchased. Shortages of certain components can result in increased component prices.

Management expects a continued decline in the proportion of revenues from circuit switched networking products, which have carried gross margins above the average gross margins earned on the Company's other products. In addition, the Company believes the impact on product pricing of increased competition, particularly in the market for products based on packet technologies, will constrain the Company's ability to maintain gross margins with reductions in per unit costs. As a result, the gross margin as a percentage of sales is expected to decline in fiscal 1999 compared to fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                  Fiscal Year Ended April 30,
                                               --------------------------------
                                                 1998       1997       1996
                                               --------   --------   --------
                                                (Canadian dollars in thousands)

Selling, general and administrative expenses    $491,787   $346,106   $231,060
                                                ========   ========   ========

As a percentage of sales                           30%        25%        25%

Increase over prior year                           42%        50%        18%

Selling, general and administrative expenses increased in fiscal 1998 and in fiscal 1997 primarily as a result of increases in sales and service personnel. The majority of the increases in personnel in fiscal 1998 and in fiscal 1997 resulted from acquisitions made to enhance the Company's business and diversify its marketing and distribution channels. Incremental hiring and spending during fiscal 1998 and fiscal 1997 were directed at programs to strengthen the Company's sales and support infrastructure throughout the world.

The increase in selling, general and administrative expenses as a percentage of sales in fiscal 1998 over fiscal 1997 and 1996 reflects the higher cost structure of companies acquired during fiscal 1997, most significantly the former UB Networks which was acquired at the end of the third quarter of fiscal 1997, as well as the result of sequential sales declines in the first three quarters of fiscal 1998. Management anticipates that selling, general and administrative expenses as a percentage of sales will decline in fiscal 1999 relative to fiscal 1998.

RESEARCH AND DEVELOPMENT

                                                   Fiscal Year Ended April 30,
                                                 ------------------------------
                                                  1998       1997       1996
                                                 --------  --------   --------
                                                 (Canadian dollars in thousands)
 Gross research and development expenditures     $305,357    $195,229  $130,851

 Investment tax credits                            34,971      26,400    21,974

 Customer, government and other funding             5,507       9,484     7,919

 Net deferral (amortization) of
   software development costs                       6,000       4,015     3,753
                                                  --------   --------  --------

 Net research and development expenses            $258,879   $155,330  $ 97,205
                                                  ========   ========  ========

 Gross expenditures as a percentage of sales         19%        14%       14%

 Recoveries as a percentage of gross expenditures    15%        20%       26%

 Net research and development
  expenses as a percentage of sales                  16%        11%       11%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. The increased costs in fiscal 1998 and fiscal 1997 reflect spending to expand the breadth of network solutions for new value-added service capabilities and access technologies, particularly on ATM platforms and network and service management software in carrier and carrier access applications. The majority of the increase was the result of increased engineering personnel.

Recoveries decreased as a percentage of gross expenditures in fiscal 1998 compared to fiscal 1997, and in fiscal 1997 compared to fiscal 1996, due to declines in investment tax credits and in customer, government and other funding as a proportion of gross research and development expenditures. Based on Management's estimates of the proportion of fiscal 1999 gross research and development expenditures eligible for investment tax credits, and current levels of committed funding, Management expects the level of recoveries as a percentage of gross research and development expenditures in fiscal 1999 to decline relative to fiscal 1998.

The markets for the Company's products are characterized by continuing technological change. The Company plans to increase net research and development spending in absolute dollars in fiscal 1999 to address the requirements of carriers as they invest in new infrastructures to meet the challenges of growing demand for new communications services and increased competition.

PURCHASED RESEARCH AND DEVELOPMENT IN PROCESS

In November 1997 the Company acquired a 49.9% interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for ATM networks, for $53,676,000. The majority of the purchase price ($52,762,000) was allocated to purchased research and development in process, which was fully amortized over its estimated useful life of six months during the fiscal year ended April 30, 1998.

Purchased research and development in process of $96,940,000 in fiscal 1997 related to the acquisition of UB Networks and was capitalized upon the acquisition. A review of the recoverability of the purchased research and development in process was undertaken by the Company during the fourth quarter of the fiscal 1997, and it was determined that the purchased research and development in process no longer met all the criteria for deferral and accordingly the balance was written off as a charge to net earnings for the fourth quarter of fiscal 1997.

Under U.S. GAAP, research and development in process acquired by the Company on the acquisition of RadNet and UB Networks was written off against net earnings upon acquisition.

RESTRUCTURING COSTS

In November 1997, the Company decided to restructure its activities related to its LAN business. The restructuring plan involves the formation of a strategic alliance with a company strongly positioned in the LAN business, and the reduction of the Company's direct participation, and related costs, in the LAN business. The Company announced its alliance with 3Com Corporation in January 1998. In repositioning the way in which it addresses the LAN market, the restructuring plan created impairment losses on assets associated with the Company's LAN business and liabilities associated with restructuring activities. Restructuring costs of $181,444,000 recorded in the third quarter of fiscal 1998 comprise the following:

Asset impairment losses
       Accounts receivable                                     $ 12,732
       Inventory                                                 54,851
       Property, plant and equipment                             11,936
       Goodwill - UB Networks                                    18,775
       Goodwill - Ouest Standard Telematique                     38,350
       Other current and non-current assets                       5,162
                                                               --------
                                                                141,806
                                                               --------

Provision for restructuring
       Reduction in work force                                   20,796
       Reduction in facilities                                    4,753
       Discontinued activities                                   13,577
       Other restructuring costs                                    512
                                                               --------
                                                                 39,638
                                                               --------

  Restructuring costs                                          $181,444
                                                               ========

Asset impairment losses were recorded to the extent the net book value (including related reserves) exceeded the fair value of any assets associated with the Company's restructuring plan. The fair value was based on the estimated net realizable value of the underlying assets affected by the restructuring. The full net book value of goodwill associated with the acquisitions of UB Networks (acquired in January 1997) and Ouest Standard Telematique (acquired in August
1996) were written off as restructuring costs. Both acquisitions related to the Company increasing its direct presence and participation in the LAN market.

The provision for restructuring comprised termination benefits for approximately 400 employees, reductions in facilities, and a provision for discontinued activities, including costs associated with fulfilling prior commitments related to certain discontinued product lines and activities.

SETTLEMENT OF LITIGATION

In the fourth quarter of fiscal 1998 the Company reached an agreement in principle to settle the class action lawsuit which was filed in United States District Court in Washington, D.C. during fiscal 1995. The suit purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law. The proposed settlement is subject to review and approval by the Court on a schedule set by the Court. The Company has recorded an expense of $2,642,000 in connection with the proposed settlement, which represents Management's estimate of the direct costs which will be incurred upon final approval by the Court.

INTEREST AND OTHER EXPENSES

                                               Fiscal Year Ended April 30,
                                             -------------------------------
                                                  1998    1997     1996
                                                -------  -------  -------
                                             (Canadian dollars in thousands)
 Interest income                                $11,581  $19,956  $23,193
 Interest expense on long term obligations        1,820    1,351      586
 Other expenses                                  10,448    9,615    3,443

Interest income earned in fiscal 1998 and in fiscal 1997 decreased as compared to the respective previous fiscal years due to declines in the cash position maintained by the Company and due to declines in interest rates earned on investments. Interest expense on long term obligations increased in fiscal 1998 and fiscal 1997 due to the assumption of long term obligations of companies acquired by the Company during fiscal 1997. Interest expense on long term obligations will increase in fiscal 1999 due to the issuance of US$225,000,000 in Senior Notes due April 2003. The increased interest expense is expected to be largely offset by increases in interest income earned on an anticipated higher cash position. Other expenses represented less than 1% of sales in fiscal 1998, fiscal 1997 and fiscal 1996.

GAIN ON SALE OF LONG TERM INVESTMENTS

In January 1998 the Company sold its minority interest in Broadband Networks Inc., a Canadian wireless technology company, to Northern Telecom Limited ("Nortel") for proceeds of $66,672,000. The proceeds received included cash of $23,775,000 and Nortel shares valued at $42,897,000. The Company recognized a gain in fiscal 1998 of $47,960,000, representing the excess of the value of the consideration received over the cost to the Company of its investment in the Broadband Networks Inc. shares exchanged.

In fiscal 1996, the Company sold its minority equity interest in InSoft, Inc. ("InSoft"), a multimedia software company. The Company recognized a gain in fiscal 1996 on the sale of its InSoft shares of $12,715,000, representing the excess of the market value of the shares of the acquirer received over the cost to the Company of the InSoft shares exchanged.

INCOME TAXES

                                        Fiscal Year Ended April 30,
                                    --------------------------------
                                       1998         1997      1996
                                       ----         ----      ----
 Income tax rate                       132%          42%       33%
 Income tax rate, excluding
  non-recurring gains and charges       30%          31%       33%

The income tax rate for fiscal 1998 and fiscal 1997 differs from the income tax rate, excluding non-recurring gains and charges, due to limits on the deductibility of purchased research and development in process recorded in fiscal 1998 and fiscal 1997, and certain elements of restructuring costs recorded in fiscal 1998. The composite rates of income tax, excluding non-recurring gains and charges, for fiscal 1998, 1997 and 1996 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rates of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax, excluding non-recurring gains and charges, will remain lower than the statutory rate because of the deductibility related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company. See Note 18 to the Consolidated Financial Statements.

NON-CONTROLLING INTEREST

The non-controlling interests' share of net earnings of $631,000 in fiscal 1998, $5,118,000 in fiscal 1997 and $1,470,000 in fiscal 1996 was due primarily to net earnings of Transistemas S.A., an Argentine systems integrator of networking products. In fiscal 1998, net earnings of Transistemas S.A. were partially offset by losses incurred by Acacia S.A., a holding company with controlling interests in system integrators of networking products in Brazil, Costa Rica and Argentina. The Company has 51% equity interests in each of Transistemas S.A. and Acacia S.A.

NET EARNINGS (LOSS)


                                                         Fiscal Year Ended April 30,
                                                     -------------------------------------
                                                         1998         1997       1996
                                                       --------     --------   --------
                                                       (Canadian dollars in thousands)
  Net earnings (loss)                                  $(18,318)    $156,917   $202,864

  Non-recurring gains and charges
     Purchased research and
      development in process                             52,762       96,940          -
     Restructuring costs                                181,444            -          -
     Settlement of litigation                             2,642            -          -
     Gain on sale of long term investments              (47,960)           -    (12,715)
     Provision for income taxes on
      non-recurring gains and charges                       767            -      4,197
                                                        --------    --------   --------
   Pro forma net earnings, excluding
   non-recurring gains and charges                     $171,337     $253,857   $194,346
                                                       ========     ========   ========

  Pro forma net earnings, excluding non-recurring
   gains and charges, as a percent of sales                  11%          18%        21%

  Pro forma net earnings, excluding non-recurring
   gains and charges, per share
     Canadian GAAP
       Basic                                              $0.98     $   1.49   $   1.17
       Fully diluted                                      $0.98     $   1.44   $   1.14
     U.S. GAAP
       Basic                                              $0.98     $   1.49   $   1.17
       Diluted                                            $0.96     $   1.45   $   1.14
       Diluted - US$                                   US $0.69     US$ 1.07    US$0.83

The net loss in fiscal 1998 of $18,318,000 was principally due to non-recurring charges incurred for restructuring and purchased research and development in process, offset partially by a gain on sale of long term investments.

Net earnings for fiscal 1998 on a pro forma basis, excluding non-recurring gains and charges, were $171,337,000 compared to pro forma net earnings of $253,857,000 for fiscal 1997. The decline in pro forma net earnings, excluding non-recurring gains and charges, was due to an increase in selling, general and administrative expenses of $145,681,000, and an increase in research and development expenses of $103,549,000, offset partially by an increase in sales of 18% compared to fiscal 1997.

Net earnings for fiscal 1997 on a pro forma basis, excluding non-recurring gains and charges, were $253,857,000, which would represent a 31% increase over pro forma net earnings for fiscal 1996. Although sales increased 49% in fiscal 1997 over fiscal 1996, a decline in the gross margin and an increase in operating expenses, both expressed as a percentage of sales, offset a portion of the incremental profitability associated with the sales increase.

RECONCILIATION OF FINANCIAL RESULTS TO UNITED STATES ACCOUNTING PRINCIPLES

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada, which also conform in all material respects with accounting principles generally accepted in the United States, except for the write off of purchased research and development in process, as disclosed in Note 2, the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 6, and the method of calculation of earnings per share, as disclosed in Note 19. Other than the accounting treatment associated with any future acquisitions or mergers, Management expects that the differences in future years will not be significant.


FINANCIAL CONDITION

During the fiscal year ended April 30, 1998 working capital increased from $638,392,000 to $945,892,000. As at April 30, 1998 the Company had $499,278,000
of cash and cash equivalents, which represented an increase of $165,374,000 during fiscal 1998. Pro forma net earnings, excluding non-recurring gains and charges, of $171,337,000 generated $101,525,000 of cash from operations, which was supplemented by the issuance of $322,098,000 in Senior Notes in April 1998 and cash from stock option exercises of $89,430,000. These cash inflows were partially offset by additions to property, plant and equipment of $276,778,000 and the acquisition of subsidiaries, including RadNet, of $58,936,000.

Two principal components of the Company's working capital are accounts receivable and inventory. Accounts receivable as a proportion of revenue increased during fiscal 1998 compared to the Company's historical levels. This increase was caused by a decrease in revenue in the fourth quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997, resulting in an increase in the proportion of the accounts receivable balance represented by sales with extended credit terms. The Company schedules some production of its products based on forecasts of sales, which are difficult to predict. Orders in fiscal 1998 did not match forecasts as to quantities and product mix, contributing to an increase in inventory of $36,790,000. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

In April 1998 the Company issued US$225,000,000 Senior Notes due April 2003 bearing a coupon rate of 6.51%. The Senior Notes require semi-annual payments of interest only, with the principal due at maturity. The Company's obligation under the Senior Notes can be satisfied at any time prior to maturity subject to a make whole provision. The Senior Notes are unsecured.

In January 1998 the Company entered into and received $50,000,000 under a long term loan agreement. The loan agreement includes a term loan portion and a demand loan portion, both due January 2003. The term loan bears interest at the fixed rate of 5.46% and the demand loan bears interest at a floating rate equal to the one month's bankers' acceptance rate. The term loan requires semi-annual payments of interest only, with the principal due at maturity. The Company's obligation under the term loan can be satisfied at any time prior to maturity subject to a make whole provision. The term loan is secured by 545,976 Nortel shares. The demand loan, which is unsecured, requires monthly payments of interest only, with the principal due at maturity.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $177,486,000, primarily with banks in Canada, the United Kingdom, the United States, Chile and Brazil. At April 30, 1998 $19,827,000 was being utilized under these credit facilities, of which $19,424,000 was attributable to Coasin S.A. and Acacia S.A.

In November 1997 the Company acquired a 49.9% equity interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for ATM networks, by the purchase of shares for cash consideration of $53,676,000.

Capital expenditures for fiscal 1998 exceeded those of fiscal 1997 as the Company invested in new facilities in Canada, in land in the metropolitan area of Washington, D.C., in research and development and manufacturing equipment and in information systems. Management anticipates that the level of capital expenditures for fiscal 1999 will approximate the level of capital expenditures incurred in fiscal 1998. The Company may also increase its current investments in subsidiaries and associated companies. The Company intends to fund capital expenditures and investments with existing cash and cash expected to be generated from operations during fiscal 1999, supplemented as appropriate by the issuance of shares or debt. In addition, the Company may use a portion of its cash resources to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

Management believes that the Company's liquidity in the form of existing cash resources, its credit facilities, as well as cash generated from operations and financing activities, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 1999 and into the foreseeable future.

Management believes that inflation did not have a material effect on operations during the fiscal year ended April 30, 1998.


YEAR 2000

Over a year ago, the Company commenced a program to address potential problems associated with what is commonly known as the "Year 2000 issue". The Company's program entails a comprehensive review of its supporting information systems, products, and the Company's suppliers, to prepare for the Year 2000 date change. Management believes that the costs of carrying out the program will not have a significant impact on the results of operations. The Company cannot, however, predict the effect on its operations and financial condition if key suppliers or customers do not adequately prepare for the Year 2000 date change on a timely basis. Additional information regarding product line compliance with Year 2000 issues is available on the Company's worldwide web site at http://www.newbridge.com.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business in several major international currencies through its worldwide operations. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. The Company does not enter into forward exchange contracts for trading purposes. The Company's management of foreign currency exposures is based upon estimates of the net asset or net liability position of various currencies, and to the extent that these estimates are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. Realized and unrealized gains and losses on foreign exchange contracts are recognized and offset foreign exchange gains and losses on the underlying net asset or net liability position. The net foreign currency gains and losses, if any, are recognized in the Consolidated Statements of Earnings as "Other expenses".

The forward exchange contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. The table that follows presents a summary of the value of forward exchange rate contracts outstanding at April 30, 1998 for each currency in which the Company has hedged a foreign currency exposure. The term of all forward exchange contracts outstanding at April 30, 1998 was less than one year. The values shown are the Canadian dollar values of the agreed upon amounts for each foreign currency that will be delivered to a third party on the agreed upon date.

                                                                           Average
     Currency                                                           Contract Rate      Value
     --------                                                           -------------  -------------
                                                                                      (Canadian dollars
                                                                                       in thousands)
  Forward contracts to sell foreign currencies for Canadian Dollars:

     French Franc                                                              0.2361      $ 44,726
     Japanese Yen                                                              0.0112        20,640
     German Mark                                                               0.7929         7,770
     British Pound                                                             2.4025         4,812
     Danish Krone                                                              0.2081         3,121
     Australian Dollar                                                         0.9552         2,474
     Singapore Dollar                                                          0.8721         2,339
     Other currencies                                                                           382
                                                                                           --------
                                                                                             86,264
                                                                                           --------
  Forward contracts to sell Canadian Dollars for foreign currencies:

     British Pound                                                             2.3949        83,820
                                                                                           --------

  Total forward exchange contracts
       outstanding at April 30, 1998                                                       $170,084
                                                                                           ========

The unrealized gains or losses on these contracts represent hedges of foreign exchange gains and losses on the Company's underlying net asset or net liability position of the various currencies. As a result, Management does not expect future gains or losses on these contracts to have a material impact on the Company's financial results.

The Company maintains an investment portfolio consisting of debt securities of various issuers, types and maturities. The securities that are classified as held to maturity are recorded on the balance sheet at amortized cost. The Company also has a minority equity investment in a publicly traded company which is classified as available for sale but is not held for trading purposes, and the value of which is subject to market price volatility. Due to the average maturities and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

In January 1998 the Company entered into a Forward Share Price Hedge Agreement with a major bank in order to fix the value of 545,976 Nortel shares pledged as security against a term loan. The terms of the Forward Share Price Hedge Agreement provide the Company with the option of delivering 545,976 Nortel shares in January 2003 for proceeds of $41,570,000 or the present value of $41,570,000 if terminated prior to January 2003, or delivering the cash equivalent of the market value of 545,976 Nortel shares at January 2003 or at the date of early termination.

In April 1998 the Company issued US$225,000,000 Senior Notes due April 2003 bearing a coupon rate of 6.51%. Prior to the closing of the Senior Notes the Company entered into a swap transaction with a major bank under which the effective coupon rate on US$200,000,000 of the Senior Notes was fixed at 6.678%.

In January 1998 the Company entered into and received $50,000,000 under a loan agreement which includes a term loan portion and a demand loan portion. The term loan bears interest at a fixed rate of 5.46% and the demand loan bears interest at a floating rate equal to one month's bankers acceptance rate. The demand loan portion of the loan agreement was approximately $15,000,000 at April 30, 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K:

      FINANCIAL STATEMENTS

          Auditors' Report to the Shareholders
          Consolidated Statements of Earnings and Retained Earnings
           for the years ended April 30, 1998, 1997 and 1996
          Consolidated Balance Sheets as at April 30, 1998 and 1997 Consolidated Statements of Cash Flows for the
           years ended April 30, 1998, 1997 and 1996
          Consolidated Statements of Shareholders' Equity for the
           years ended April 30, 1998, 1997 and 1996
          Notes to the Consolidated Financial Statements

      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

AUDITORS' REPORT

To the Shareholders of Newbridge Networks Corporation:

We have audited the consolidated balance sheets of Newbridge Networks Corporation as at April 30, 1998 and 1997 and the consolidated statements of earnings, shareholders' equity and cash flows for the years ended April 30, 1998, 1997 and 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at April 30, 1998 and 1997 and the results of its operations and the changes in its financial position for the years ended April 30, 1998, 1997 and 1996 in accordance with accounting principles generally accepted in Canada which, except as disclosed in
Note 2, Note 6 and Note 19 to the consolidated financial statements, also conform in all material respects with accounting principles generally accepted in the United States.


/s/ Deloitte and Touche


Chartered Accountants
Ottawa, Canada
June 2, 1998

                        NEWBRIDGE NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

        (Canadian dollars, amounts in thousands except per share data)

                                                             Years Ended April 30,
                                                  ---------------------------------------
                                                       1998         1997       1996
Sales                                              $1,620,620   $1,376,727   $921,244

Cost of sales                                         625,065      507,588    319,745
                                                   ----------   ----------   --------
Gross margin                                          995,555      869,139    601,499

Expenses
  Selling, general and administrative                 491,787      346,106    231,060
  Research and development                            258,879      155,330     97,205
  Purchased research and
     development in process (Note 2)                   52,762       96,940         --
  Restructuring costs (Note 17)                       181,444           --         --
  Settlement of litigation (Note 22)                    2,642           --         --
                                                   ----------   ----------   --------
Income from operations                                  8,041      270,763    273,234

Interest income                                        11,581       19,956     23,193
Interest expense on long term obligations              (1,820)      (1,351)      (586)
Gain on sale of long term investments (Note 12)        47,960           --     12,715
Other expenses                                        (10,448)      (9,615)    (3,443)
                                                   ----------   ----------   --------
Earnings before income taxes
  and non-controlling interest                         55,314      279,753    305,113

Provision for income taxes (Note 18)                   73,001      117,718    100,779

Non-controlling interest                                  631        5,118      1,470
                                                   ----------   ----------   --------

Net earnings (loss)                                $  (18,318)  $  156,917   $202,864
                                                   ==========   ==========   ========

Earnings (loss) per share (Note 19)
  Basic                                                $(0.10)       $0.92      $1.22
  Fully diluted                                        $(0.10)       $0.91      $1.19

Weighted average number of shares
  Basic                                               174,617      170,510    165,842
  Fully diluted                                       191,459      184,595    179,665

        See accompanying Notes to the Consolidated Financial Statements.

                        NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)

                                                             April 30,   April 30,
                                                                1998        1997
ASSETS

Cash and cash equivalents (Note 6)                           $  499,278  $  333,904
Accounts receivable, net of provision for returns and
  doubtful accounts of $13,067 (April 30, 1997 - $10,572)       428,527     387,338
Inventories (Note 7)                                            196,285     159,495
Prepaid expenses and other current assets                        77,600      64,191
                                                             ----------  ----------
                                                              1,201,690     944,928

Property, plant and equipment (Note 8)                          450,735     294,939
Goodwill (Note 9)                                                72,719     125,565
Software development costs (Note 10)                             28,299      22,299
Future tax benefits                                              50,443      37,393
Other assets (Note 11)                                          162,939      71,579
                                                             ----------  ----------
                                                             $1,966,825  $1,496,703
                                                             ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                           $  127,040  $  105,884
  Accrued liabilities                                           113,478      95,804
  Provision for restructuring (Notes 4, 17)                       5,293      35,944
  Income taxes                                                    5,851      61,551
  Current portion of long term obligations                        4,136       7,353
                                                             ----------  ----------
                                                                255,798     306,536
Long term obligations (Note 14)                                 383,311      10,817
Future tax obligations                                           71,197      32,439
Non-controlling interest                                         22,899      20,412
                                                             ----------  ----------
                                                                733,205     370,204
                                                             ----------  ----------
Share capital (Note 16)
  Common shares - 175,686,083 outstanding
     (April 30, 1997 - 171,858,984 outstanding)                 456,510     351,388
Accumulated foreign currency translation adjustment              27,280       6,963
Retained earnings                                               749,830     768,148
                                                             ----------  ----------
                                                              1,233,620   1,126,499
                                                             ----------  ----------
                                                             $1,966,825  $1,496,703
                                                             ==========  ==========

       See accompanying Notes to the Consolidated Financial Statements.

                        NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Canadian dollars in thousands)

                                                             Years Ended April 30,
                                                       ----------------------------------
                                                          1998        1997        1996
OPERATING ACTIVITIES
Net earnings (loss)                                    $ (18,318)  $ 156,917   $ 202,864

Items not affecting cash
  Amortization                                           125,429      82,987      58,189
  Future income tax benefits and obligations              27,158      22,989       4,046
  Non-controlling interest                                (1,390)      5,118       1,470
  Purchased research and development in process           52,762      96,940          --
  Gain on sale of long term investments                  (47,960)         --     (12,715)
  Restructuring costs                                    181,444          --          --
  Other                                                    4,836       7,002      (1,857)

Cash effect of changes in:
  Accounts receivable                                    (32,931)    (87,976)    (63,392)
  Inventories                                            (86,288)    (20,767)    (40,785)
  Prepaid expenses and other current assets              (13,004)    (13,668)       (627)
  Accounts payable and accrued liabilities               (50,766)    (34,615)     20,840
  Income taxes                                           (39,447)      8,447      23,757
                                                       ---------   ---------   ---------
                                                         101,525     223,374     191,790
                                                       ---------   ---------   ---------
INVESTING ACTIVITIES

Additions to property, plant and equipment              (276,778)   (131,641)    (96,235)
Proceeds on sale of long term investments (Note 12)       66,672          --      18,364
Acquisitions of subsidiaries, excluding
   cash acquired (Note 2)                                (58,936)   (220,645)     (1,622)
Capitalized software development costs                   (16,069)    (12,457)    (10,476)
Additions to other assets                               (124,576)    (34,858)    (14,983)
                                                       ---------   ---------   ---------
                                                        (409,687)   (399,601)   (104,952)
FINANCING ACTIVITIES

Issue of common shares                                    89,430      54,096      50,068
Purchase of common shares                                     --          --     (28,209)
Increase in long term obligations                        378,628       1,515          --
Repayment of long term obligations                       (12,316)     (6,733)     (2,765)
                                                       ---------   ---------   ---------
                                                         455,742      48,878      19,094
                                                       ---------   ---------   ---------

Increase (decrease) in cash and cash equivalents         147,580    (127,349)    105,932
Effect of foreign currency translation on cash            15,919      (2,585)      2,186
Cash from acquisition of subsidiaries                      1,875       8,089        (526)
                                                       ---------   ---------   ---------
                                                         165,374    (121,845)    107,592
Cash and cash equivalents, beginning of the year         333,904     455,749     348,157
                                                       ---------   ---------   ---------
Cash and cash equivalents, end of the year             $ 499,278   $ 333,904   $ 455,749
                                                       =========   =========   =========

       See accompanying Notes to the Consolidated Financial Statements.

                        NEWBRIDGE NETWORKS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (Canadian dollars in thousands)

                                                                   Accumulated
                                               Common Shares        Foreign   Retained   Shareholders'
                                          -----------------------
                                             Number      Amount    Currency   Earnings       Equity
At April 30, 1995                         164,514,616   $262,446    $ 3,832   $408,367      $  674,645

Exercise of employees' and
  directors' options                        5,161,664     50,068                                50,068

Purchase of the Company's shares           (1,000,000)   (28,209)                              (28,209)

Income tax benefit related
  to stock options                                         5,865                                 5,865

Effect of foreign currency translation                               (2,547)                    (2,547)

Net earnings                                                                   202,864         202,864
                                          -----------   --------   --------   --------   -------------
At April 30, 1996                         168,676,280    290,170      1,285    611,231         902,686

Exercise of employees' and
  directors' options                        3,182,704     54,096                                54,096

Income tax benefit related
  to stock options                                         7,122                                 7,122

Effect of foreign currency translation                                5,678                      5,678

Net earnings                                                                   156,917         156,917
                                          -----------   --------   --------   --------   -------------
At April 30, 1997                         171,858,984    351,388      6,963    768,148       1,126,499

Exercise of employees' and
  directors' options                        3,827,101     89,430                                89,430

Income tax benefit related
  to stock options                                        15,692                                15,692

Effect of foreign currency translation                               20,317                     20,317

Net earnings (loss)                                                            (18,318)        (18,318)
                                          -----------   --------   --------   --------   -------------
At April 30, 1998                         175,686,085   $456,510    $27,280   $749,830      $1,233,620
                                          ===========   ========   ========   ========   =============

       See accompanying Notes to the Consolidated Financial Statements.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)

1.  SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the write off of purchased in process research and development, as disclosed in Note 2, the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 6, and the method of calculation of earnings per share, as disclosed in Note 19.

BASIS OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Investments in companies in which the Company has significant influence are accounted for by the equity method. Investments in which the Company does not control or have significant influence over the investee are accounted for by the cost method.

FISCAL YEAR

In fiscal 1998 and years prior the Company's fiscal quarters were 13 weeks long and closed on a Sunday, except the fourth quarter which closed on April 30. Commencing in fiscal 1999 the Company will adopt the policy of closing its fiscal years on the Sunday closest to April 30. Accordingly, fiscal years will be 52 weeks long and interim fiscal quarters will close on a Sunday and will be 13 weeks long. Occasionally fiscal years will be 53 weeks long, the first occurrence of which will be for the fiscal year ending May 2, 2004.

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

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)

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

The assets and liabilities of non-Canadian operations are translated at fiscal year end exchange rates and the resulting unrealized exchange gains or losses are accumulated as a separate component of shareholders' equity described in the Consolidated Balance Sheets as "Accumulated foreign currency translation adjustment". The statements of earnings of such operations are translated at exchange rates prevailing during the fiscal year.

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

USE OF ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the Consolidated Financial Statements and the reported amounts of sales and expenses during the reporting periods presented. Actual results could differ from the estimates made by Management.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
     (Canadian dollars, tabular amounts in thousands except per share data)

RECENT ACCOUNTING PRONOUNCEMENTS

In the Consolidated Financial Statements, the Company has adopted the following financial pronouncements:

     Segmented Information - Canadian Institute of Chartered Accountants
          ("CICA") Handbook Section 1701 and United States Financial Accounting Standards Board ("FASB") Statement of Accounting Standard No. 131 ("SFAS 131");

     Income Taxes - CICA Handbook Section 3465;

     Calculation of Earnings per Share - Statement of Accounting Standard No.
          128 ("SFAS 128").

In June 1997, FASB issued Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. The Company is required to adopt this pronouncement commencing in fiscal 2000. Adoption of SFAS 130 is expected to have no impact on the Company's reported consolidated financial position, results of operations or cash flows.

2.  ACQUISITION OF SUBSIDIARIES

The cash utilized in acquiring controlling or joint interests in subsidiaries is summarized as follows.

                                               1998      1997     1996
                                              -------  --------  ------
 Acquisition of subsidiaries
   excluding cash acquired

     RadNet Ltd. (Note 3)                     $53,676  $     --  $   --
     Ungermann-Bass Networks Inc. (Note 4)         --   146,590      --
     Coasin Chile S.A.                             --    14,129      --
     Danring A/S                                   --    11,144      --
     Ouest Standard Telematique S.A.               --    34,231      --
     Acacia S.A.                                   --     9,714      --
     Other                                      5,260     4,837   1,622
                                              -------  --------  ------
                                              $58,936  $220,645  $1,622
                                              =======  ========  ======

All acquisitions have been accounted for under the purchase method of accounting. Within the acquisitions of each of Ungermann-Bass Networks Inc. ("UB Networks") and RadNet Ltd. ("RadNet"), a portion of the consideration paid was ascribed to purchased research and development in process based on the fair value at the time the technology was acquired. The amount allocated to purchased research and development in process was determined through valuation techniques common in the high technology industry. Under Canadian GAAP the purchased research and development is amortized over its estimated useful life. Asset recoverability is reviewed on an ongoing basis. Under U.S. GAAP, purchased in process research and development acquired by the Company through the acquisitions of RadNet and UB Networks would be written off at the time of acquisition.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)

Under Canadian GAAP, the $52,762,000 of purchased research and development in process acquired by the Company on the acquisition of RadNet in the fiscal year ended April 30, 1998 was amortized over its estimated useful life of six months. The purchased research and development in process was fully amortized at April 30, 1998. Under U.S. GAAP, research and development in process acquired by the Company on the acquisition of RadNet was written off against net earnings upon acquisition.

Under Canadian GAAP, the $96,940,000 of research and development in process acquired by the Company on the acquisition of UB Networks was capitalized upon acquisition and disclosed on the Consolidated Balance Sheet at January 26, 1997. Upon review of the recoverability of the research and development in process, undertaken during the fourth quarter of the fiscal year ended April 30, 1997, the Company determined that the purchased research and development in process no longer met all the criteria for deferral and accordingly the balance was written off as a charge to earnings for the fourth fiscal quarter of 1997. The Company significantly altered product plans associated with the research and development projects and concluded that recoverability could not be reasonably regarded as assured. Under U.S. GAAP, research and development in process acquired by the Company on the acquisition of UB Networks in fiscal 1997 was written off against net earnings upon acquisition.

3.  ACQUISITION OF RADNET LTD.

In November 1997 the Company acquired a 49.9% interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for asynchronous transfer mode ("ATM") networks, for $53,676,000. The acquisition has been accounted for under the purchase method of accounting. The majority of the purchase price ($52,762,000) has been allocated to purchased research and development in process, which was fully amortized in the fiscal year ended April 30, 1998. Because the Company jointly controls RadNet, the financial results of RadNet have been proportionately consolidated under Canadian GAAP since the acquisition date. Under U.S. GAAP the Company would account for RadNet under the equity method, the results of which would not differ materially from the application of Canadian GAAP.

4.  ACQUISITION OF UNGERMANN-BASS NETWORKS INC.

On January 17, 1997, the Company acquired a 100% equity interest in Ungermann-Bass Networks, Inc. ("UB Networks"), a manufacturer of local area network ("LAN") equipment based in Santa Clara, California, by the purchase of shares for cash consideration of $146,590,000. The purchase price included professional fees and other direct costs of the acquisition. Goodwill was being amortized on a straight line basis over a ten year period, commencing in the fiscal period following that in which the investment was made. In November 1997, the Company decided to restructure its activities related to its LAN business, which effectively eliminated any future value associated with the goodwill acquired, and accordingly the Company charged the unamortized balance of the goodwill ($18,775,000) to earnings in the third quarter of fiscal 1998 as part of the restructuring costs (Note 17). The allocation of Company's investment in UB Networks at the time of acquisition is summarized below.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)

  Non-cash current assets                          $  64,985
  Property, plant and equipment                       24,708
  Future income tax benefits                          36,769
  Purchased research and development in process       96,940
  Goodwill                                             7,331
  Other long term assets                               8,290
                                                   ---------
  Non-cash assets acquired                           239,023
                                                   ---------

  Provision for restructuring                        (53,979)
  Other current liabilities                          (64,419)
  Long term obligations assumed                         (836)
  Non-controlling interest                            (1,060)
                                                   ---------
  Liabilities acquired                              (120,294)

  Net non-cash assets acquired                       118,729
  Cash acquired                                       11,981
                                                   ---------
                                                     130,710
  Goodwill upon acquisition                           15,880
                                                   ---------
  Total consideration paid                         $ 146,590
                                                   =========

At the time of the acquisition of UB Networks, a provision for restructuring of $53,979,000 was recorded related to programs instituted by the Company to integrate the operations of UB Networks with the Company and to eliminate redundant functions. These programs were substantially completed in the third quarter of fiscal 1998. The amount remaining at the end of the third quarter of fiscal 1998 in the restructuring provision of $2,737,000 was related to planned facilities closures. The Company plans to complete these actions as part of the restructuring plan associated with its LAN business (Note 17). The components of the provision for restructuring and related spending to April 30, 1998 are as follows.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1998, 1997 and 1996
     (Canadian dollars, tabular amounts in thousands except per share data)

                                 Reduction in     Reduction     Discontinued       Other
                                  Work Force    in Facilities    Activities    Restructuring     Total
                                 -------------  --------------  -------------  --------------  ---------
  Provision upon
     acquisition                     $ 26,153         $11,582        $ 9,787         $ 6,457   $ 53,979

  Incurred to
     April 30, 1997                    (9,496)           (970)        (4,478)         (3,091)   (18,035)
                                        -----         -------          -----           -----     ------

  Provision at April 30, 1997          16,657          10,612          5,309           3,366     35,944

  Incurred in the fiscal
     year ended
     April 30, 1998                   (16,657)         (7,875)        (5,309)         (3,366)   (33,207)

  Transferred to fiscal
     1998 restructuring
     provision (Note 17)                   --          (2,737)            --              --     (2,737)
                                        -----         -------          -----           -----     ------

  Provision at April 30, 1998        $     --         $    --        $    --         $    --   $     --
                                        =====         =======          =====           =====     ======

The provision for reduction in work force included severance, related medical and other benefits, relocation costs and other obligations to employees. The provision included termination benefits for approximately 300 employees. The work force reductions were in all functions and in all regions in which UB Networks operates. The provision for reduction in facilities comprised primarily lease payments and fixed costs associated with plans to close sales, support and administrative facilities in the Americas, Europe and Asia Pacific geographic areas. The provision for discontinued activities included costs associated with the disposition of assets and fulfilling prior commitments related to certain discontinued product lines and activities. The provision for other restructuring costs comprised various direct incremental costs associated with the integration of operations of UB Networks with the Company.

The operating results of UB Networks were consolidated into the operating results of the Company commencing in the fourth fiscal quarter of the year ended April 30, 1997.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1998, 1997 and 1996
     (Canadian dollars, tabular amounts in thousands except per share data)

5. ACQUISITIONS OF COASIN CHILE S.A., DANRING A/S, OUEST STANDARD TELEMATIQUE, ACACIA S.A.

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

                                            Coasin     Danring      OST      Acacia
                                           ---------  ---------  ---------  ---------
  Month of acquisition                     Nov 1996   Jan 1997   Aug 1996   Apr 1997
  Equity interest acquired                       51%       100%       100%        51%
  Purchase price                           $ 14,129    $11,144   $ 34,231    $ 9,714
  Maximum incremental
     contingent payments                   US$2,595         --         --   US$1,640
  Period over which
     contingent payment
     may be made                            2 years         --         --    2 years
  Acquisition accounting method            Purchase   Purchase   Purchase   Purchase
  Goodwill amortization period             20 years   20 years   20 years   20 years

  Investment summary:
     Non-cash current assets               $ 26,138    $ 6,649   $  9,984    $ 7,217
     Property, plant, equipment               3,842        119      6,157        805
     Other long term assets                   1,393         --        490      3,950
                                           --------    -------   --------    -------
     Non-cash assets acquired                31,373      6,768     16,631     11,972

     Current liabilities                     (8,960)    (6,877)   (27,017)    (9,928)
     Long term obligations assumed           (3,428)        --     (6,313)    (1,838)
                                           --------    -------   --------    -------
     Net non-cash assets acquired            18,985       (109)   (16,699)       206

     Cash (bank indebtedness) acquired      (11,320)     3,062      6,165     (1,799)
                                            --------   -------   --------    -------
                                              7,665      2,953    (10,534)    (1,593)
     Non-controlling interest
      upon acquisition                       (3,755)        --         --        780
                                           --------    -------   --------    -------
     Company's share of assets acquired       3,910      2,953    (10,534)      (813)
     Goodwill upon acquisition               10,219      8,191     44,765     10,527
                                           --------    -------   --------    -------

     Total consideration paid              $ 14,129    $11,144   $ 34,231    $ 9,714
                                           ========    =======   ========    =======

The acquisition of OST was completed to increase the Company's direct presence and participation in the LAN market. The Company charged the unamortized balance of goodwill ($38,350,000) to earnings in the third quarter of fiscal 1998 as part of restructuring costs (Note 17).

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1998, 1997 and 1996
     (Canadian dollars, tabular amounts in thousands except per share data)


6. CASH AND CASH EQUIVALENTS

Components of cash and cash equivalents are:

                                                 April 30, 1998       April 30, 1997
                                               -------------------  -------------------
                                               Amortized   Market   Amortized   Market
                                                 Cost      Value      Cost      Value
                                               ---------  --------  ---------  --------
     Cash                                       $467,464  $467,464   $197,007  $197,007

     Held to maturity marketable securities
       Maturing within one year:
         Corporate debt securities                22,447    22,447    136,278   136,322

     Available for sale marketable securities
         Equity securities                         9,367     9,367        619       619
                                               ---------  --------  ---------  --------

                                                $499,278  $499,278   $333,904  $333,948
                                               =========  ========  =========  ========

Held to maturity marketable securities are investments with original maturities of three months or more. Available for sale securities are common shares of publicly traded companies, which have certain resale restrictions, principally acquired upon the Company's disposition of its minority interest in Broadband Networks Inc. and InSoft, Inc. (Note 12). Under U.S. GAAP held to maturity and available for sale marketable securities would be disclosed as a separate caption on the Consolidated Balance Sheets.

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

                                            1998         1997
                                            -----       -----
Held to maturity marketable securities
     Unrealized gains                       $  --       $  44
     Unrealized losses                         --          --
     Realized gains                           573          --
     Realized losses                           --          --

Available for sale marketable securities
     Unrealized gains                          --          --
     Unrealized losses                         --          --
     Realized gains                            --          --
     Realized losses                           --         866

If the Consolidated Statements of Cash Flows were prepared under U.S. GAAP, purchases, maturities and sales of marketable securities would be disclosed as an investing activity.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1998, 1997 and 1996
     (Canadian dollars, tabular amounts in thousands except per share data)


Disclosure in the Consolidated Statements of Cash Flows prepared under U.S. GAAP would be as follows.

                                             1998        1997        1996
                                          ----------  ----------  ----------
     Investing activities in short
      term marketable securities:
         Held to maturity securities
          Maturities                      $ 185,958   $ 508,890   $ 343,000
          Purchases                         (72,126)   (475,092)   (397,140)
                                          ---------   ---------   ---------
                                            113,832      33,798     (54,140)
         Available for sale securities
          Sales                                 569          --          --
          Purchases                          (9,317)         --          --
                                          ---------   ---------   ---------
                                            105,084      33,798     (54,140)
     Investing activities, as reported     (409,687)   (399,601)   (104,925)
                                          ---------   ---------   ---------

     Investing activities, U.S. GAAP      $(304,603)  $(365,803)  $(159,092)
                                          =========   =========   =========

     Increase (decrease) in cash and
      cash equivalents, as reported       $ 165,374   $(121,845)  $ 107,592
     Non-cash investing activities
         Available for sale
          securities (Note 12)                   --          --     (18,415)
     Investing activities in short
      term marketable securities            105,084      33,798     (54,140)
                                          ---------   ---------   ---------
     Increase (decrease) in cash and
      cash equivalents, U.S. GAAP         $ 270,458   $ (88,047)  $  35,037
                                          =========   =========   =========


7. INVENTORIES

                                          April 30,   April 30,
                                            1998        1997
                                          ---------   ---------
     Finished goods                       $129,850    $100,405
     Work in process                        18,178      20,938
     Raw materials                          48,257      38,152
                                          --------    --------

                                          $196,285    $159,495
                                          ========    ========

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1998, 1997 and 1996
     (Canadian dollars, tabular amounts in thousands except per share data)


8. PROPERTY, PLANT AND EQUIPMENT

                                        Amortization   April 30,   April 30,
                                            Rate          1998        1997
                                        -------------  ----------  ----------
     Land                                       --     $  14,763   $   5,571
     Buildings                             2.5%--5%       88,189      72,779
     Equipment                             10%--50%      705,744     500,602
     Furniture and fixtures                     20%       45,067      34,485
     Leasehold improvements              Lease term       27,797       9,512
                                                       ---------   ---------

                                                         881,560     622,949

     Accumulated amortization                           (430,825)   (328,010)
                                                        --------    --------
                                                        $450,735   $ 294,939
                                                        ========   =========

     Capital leases included above                     $   6,606   $   6,918
                                                       =========   =========


                                              1998       1997        1996
                                            --------   ---------   ---------

      Amortization on property,
       plant and equipment                  $112,175   $  73,364   $  48,662
                                            ========   =========   =========

      Amortization on property, plant and
       equipment under capital leases       $  2,035   $   1,523   $   1,627
                                            ========   =========   =========


9.  GOODWILL

                                                        April 30,  April 30,
                                                          1998       1997
                                                       ---------   ---------
     Goodwill                                          $  83,817   $ 133,854
     Accumulated amortization                            (11,098)     (8,289)
                                                       ---------   ---------

                                                       $  72,719   $ 125,565
                                                       =========   =========

During the third quarter ended February 1, 1998, goodwill of $65,218,000 and accumulated amortization of $8,093,000 (net book value $57,125,000) were written off as part of the restructuring plan in the LAN business (Note 17).

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1998, 1997 and 1996
     (Canadian dollars, tabular amounts in thousands except per share data)

10.  SOFTWARE DEVELOPMENT COSTS

                                             April 30,   April 30,
                                                1998        1997
                                             ----------  ----------
     Balance, beginning of the year           $ 22,299     $18,285
     Amount capitalized                         15,627      12,457
     Amortization                               (9,627)     (8,443)
                                              --------     -------

     Balance, end of the year                 $ 28,299     $22,299
                                              ========     =======


11.  OTHER ASSETS

                                             April 30,    April 30,
                                               1998         1997
                                             --------     -------
     Long term investments
        Accounted for by the equity method   $ 30,163     $19,663
        Accounted for by the cost method      103,980      32,931
                                             --------     -------
                                              134,143      52,594
     Other assets                              28,796      18,985
                                             --------     -------

                                             $162,939     $71,579
                                             ========     =======

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

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)


12.  GAIN ON SALE OF LONG TERM INVESTMENTS

In January 1998 the Company sold its minority interest in Broadband Networks Inc. ("BNI"), a Canadian wireless technology company, to Northern Telecom Limited ("Nortel") for proceeds of $66,672,000. The proceeds received included cash of $23,775,000 and Nortel shares valued at $42,897,000. A portion of the Nortel shares received as proceeds have been classified as available for sale marketable securities, valued at $9,316,000, which represents a discount to the publicly traded market value to reflect certain resale restrictions (Note 6). The remaining Nortel shares received in exchange for the BNI shares, which are not subject to resale restrictions, have been classified as Other Assets on the Consolidated Balance Sheets and valued based on a forward share price hedge agreement entered into by the Company. The Nortel shares not subject to resale restrictions have been pledged as security under a loan agreement (Note 14). The Company recognized a gain in the fiscal year ended April 30, 1998 of $47,960,000, representing the excess of the value of the consideration received over the cost to the Company of its investment in the BNI shares exchanged.

In April 1996, the Company sold its minority equity interest in InSoft, Inc. ("InSoft"), a multimedia software company. The Company recognized a gain in fiscal 1996 on the sale of its InSoft shares of $12,715,000, representing the excess of the market value of the shares of the acquirer received over the cost to the Company of the InSoft shares exchanged.


13.  BANK CREDIT FACILITIES

At April 30, 1998 short term bank credit facilities consisted of operating lines of credit in the aggregate amount of $177,486,000, primarily with banks in Canada, the United Kingdom, the United States, Chile and Brazil. At April 30, 1998 $19,827,000 was being utilized under these credit facilities, of which $19,424,000 was attributable to Coasin S.A. and Acacia S.A. The Company's primary facility with a Canadian bank in the amount of $100,000,000 is unsecured. Certain of the other bank facilities are secured by the accounts receivable and other assets of the borrowing subsidiary. The Company complies with all covenants and restrictions contained in the credit facilities agreements.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 and 1996
    (Canadian dollars, tabular amounts in thousands except per share data)

14.  LONG TERM OBLIGATIONS

                                                       April 30,       April 30,
                                                         1998            1997
                                                      ----------      ----------

          6.51% Senior Notes, due 2003                 $322,098       $    --
          Loan agreement, due 2003                       50,000            --
          Term loans                                     11,033        15,487
          Mortgage                                           --           283
          Capital lease obligations                       4,316         2,400
                                                       --------       -------
                                                        387,447        18,170

          Current portion of long term obligations       (4,136)       (7,353)
                                                       --------       -------
           Long term obligations                       $383,311       $10,817
                                                       ========       =======

In April 1998 the Company issued US$225,000,000 Senior Notes due April 2003 bearing a coupon rate of 6.51%. Costs associated with the issue, totaled US$1,303,000. Prior to the closing of the Senior Notes the Company entered into a swap transaction with a major bank under which the effective coupon rate on US$200,000,000 of the Senior Notes was fixed at 6.678%. The Senior Notes require semi-annual payments of interest only, with the principal due at maturity. The Company's obligation under the Senior Notes can be satisfied at any time prior to maturity subject to a make whole provision. The Senior Notes are unsecured. The Company complies with all covenants and restrictions contained in the Senior Notes.


In January 1998 the Company entered into and received $50,000,000 under a loan agreement which includes a term loan portion and a demand loan portion, both due January 2003. The term loan bears interest at the fixed rate of 5.46% and the demand loan bears interest at a floating rate equal to the one month's bankers' acceptance rate. The term loan requires semi-annual payments of interest only, with the principal due at maturity. The Company's obligation under the term loan can be satisfied at any time prior to maturity subject to a make whole provision. The demand loan requires monthly payments of interest only, with the principal due at maturity. The term loan is secured by 545,976 Nortel shares. The demand loan is unsecured. The Company complies with all covenants and restrictions contained in the long term loan agreement.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 and 1996
    (Canadian dollars, tabular amounts in thousands except per share data)


Future payments under long term obligations and operating leases at April 30, 1998 are as follows.

                                    Principal Amount     Minimum
                                      on Mortgages    Capital Lease   Operating
                                     and Term Loans      Payments       Leases
                                     --------------      --------       ------
     Fiscal 1999                        $  2,804          $1,606       $ 43,039
     Fiscal 2000                           2,287           1,878         32,620
     Fiscal 2001                             771           1,161         26,093
     Fiscal 2002                             942             162         14,396
     Fiscal 2003                         373,229               8         12,861
     Thereafter                            3,098              --         68,237
                                        --------          ------       --------

                                        $383,131           4,815       $197,246
                                        ========                       ========
     Less imputed interest at 9%                            (499)
                                                          ------

                                                          $4,316
                                                          ======

Interest paid on capital leases was $401,000 (fiscal 1997 -- $266,00 fiscal 1996 -- $218,000).

15.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Realized and unrealized gains and losses on foreign exchange contracts are recognized and offset foreign exchange gains and losses on the underlying net asset or net liability position. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. At April 30, 1998 the Company had $170,084,000 in outstanding foreign exchange contracts (April 30, 1997 - $293,414,000).

In January 1998 the Company entered into a Forward Share Price Hedge Agreement with a major bank in order to fix the value of the Nortel shares pledged as security against a term loan (see Note 14). The terms of the Forward Share Price Hedge Agreement provide the Company with the option of delivering 545,976 Nortel shares in January 2003 for proceeds of $41,570,000 or the present value of $41,570,000 if terminated prior to January 2003, or delivering the cash equivalent of the market value of 545,976 Nortel shares at January 2003 or at the date of early termination.

Several major financial institutions are counterparties to the Company's financial instruments. It is Company practice to monitor the financial standing of the counterparties and limit the amount of exposure to any one institution. The Company may be exposed to a credit loss in the event of nonperformance by the counterparties to these contracts, but does not anticipate such nonperformance.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)


With respect to accounts receivable, concentration of credit risk is limited due to the diverse areas covered by the Company's operations. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Anticipated bad debt loss and product returns have been provided for in the allowance for returns and doubtful accounts. Net additions to the provision for returns and doubtful accounts (fiscal 1998 -- $2,495,000; fiscal 1997 -- $3,921,000) primarily relate to product returns and have been charged to sales. The carrying amounts for cash, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.


16.  SHARE CAPITAL

AUTHORIZED

An unlimited number of Common Shares.

An unlimited number of participating preferred shares, ranking in priority upon distribution of assets over Common Shares, may be issued in series with additional provisions as fixed by the Board of Directors.

EMPLOYEE STOCK OPTION PLANS

The Company has established the Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan (the "Plan") applicable to full-time employees, directors and consultants of the Company and its subsidiaries. The options under the Plan are granted at the then-current fair market value of the Common Shares of the Company and generally may be exercised in equal proportions during the years following the first, second, third and fourth anniversary of the date of grant, and expire on the fifth anniversary or upon termination of employment. Options granted under the Plan prior to August 1, 1996 generally may be exercised in equal proportions during the years following the first, second and third anniversary of the date of grant, and expire on the fourth anniversary or upon termination of employment. In addition to the number of options outstanding as at April 30, 1998, the aggregate number of options which may be granted under the Plan and under a new plan to be submitted to the shareholders for approval is 13,600,409. Amendments to the Plan related to the number of shares reserved for issuance and a new plan have been approved by the Board of Directors and are subject to shareholder approval.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)

  Activity in the stock option plan is summarized below.

                                                                               Option Price
                                                                         ------------------------
                                                                                         Weighted
                                                            Options       Low     High   Average
                                                          -----------    ------  ------  --------
Options outstanding April 30, 1995                        13,792,072     $ 1.68  $43.74    $16.46

  Granted during fiscal 1996                               5,193,100     $19.47  $34.73    $26.94
  Cancelled and expired                                     (699,804)    $ 1.68  $34.23    $24.41
  Exercised                                               (5,161,664)    $ 1.68  $26.89    $ 9.98
                                                          ----------

Options outstanding April 30, 1996                        13,123,704     $ 4.73  $43.74    $22.73

  Granted during fiscal 1997                               7,098,800     $30.18  $46.33    $38.89
  Cancelled and expired                                     (785,073)    $ 4.76  $44.31    $25.74
  Exercised                                               (3,182,704)    $ 4.73  $34.23    $17.23
                                                          ----------

Options outstanding April 30, 1997                        16,254,727     $19.47  $46.33    $30.72

  Granted during fiscal 1998                               9,817,645     $38.86  $64.96    $44.75
  Cancelled and expired                                   (1,779,067)    $19.63  $64.31    $42.46
  Exercised                                               (3,827,102)    $19.47  $43.74    $23.92
                                                          ----------

Options outstanding April 30, 1998                        20,466,203     $19.47  $64.96    $37.70
                                                          ==========

                                                                               Option Price
                                                                         ------------------------
                                                                                         Weighted
                                                           Options        Low     High   Average
                                                          ----------     ------  ------  -------
Options outstanding April 30, 1997
  Vested                                                   4,867,116     $19.47  $43.74    $23.99
  Unvested                                                11,387,611     $19.47  $46.33    $30.72
                                                          ----------
                                                          16,254,727     $19.47  $46.33    $30.72
                                                          ==========
  Weighted average remaining
     contractual life                                     2.14 years
                                                          ==========

Options outstanding April 30, 1998
  Vested                                                   5,979,342     $19.47  $46.33    $28.26
  Unvested                                                14,486,861     $19.47  $64.96    $41.59
                                                          ----------
                                                          20,466,203     $19.47  $64.96    $37.70
                                                          ==========
  Weighted average remaining
     contractual life                                     2.83 years
                                                          ==========

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)


STOCK BASED COMPENSATION

The Company applies APB 25 and related interpretations in accounting for its Consolidated Key Employee Stock Option Plan. Accordingly, no compensation expense has been recognized for its stock based compensation plan. Had compensation costs for the Company's Consolidated Key Employee Stock Option Plan been determined based on the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed under SFAS 123, the Company's net earnings (loss) and earnings (loss) per share would have been decreased to the following pro forma amounts.

                                               1998               1997                 1996
                                             --------           --------             --------
Net earnings (loss), as reported             $(18,318)          $156,917             $202,864

Estimated stock based compensation costs      (75,164)           (35,085)             (12,061)
                                             --------           --------             --------

Pro forma net earnings (loss)                $(93,482)          $121,832             $190,803
                                             ========           ========             ========

Basic pro forma earnings (loss) per share         (54) cents          71 cents       $   1.15
                                             ========           ========             ========

Fully diluted pro forma
      earnings (loss) per share                   (54) cents          71 cents       $   1.12
                                             ========           ========             ========

The weighted average fair value of all options granted during fiscal 1998, 1997 and 1996 was estimated as of the date of grant using the Black-Scholes option pricing model with the following and weighted average results and assumptions.

                                               1998       1997      1996
                                             --------   --------  --------
Weighted average fair value of
   of options issued                         $25.32     $18.65    $11.36
Expected option life, in years                  4.5        4.3       3.5
Volatility                                    63.98%     50.18%    50.23%
Risk free interest rate                         5.9%       6.4%      5.5%
Dividend yield                                  nil        nil       nil

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

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)


EMPLOYEE SHARE PURCHASE PLAN

The Board of Directors approved an Employee Stock Purchase Plan ("ESPP") in June 1998, which is subject to the approval of shareholders and regulatory authorities. The ESPP, if approved, will be effective January 1999 and will allow eligible employees to authorize payroll deductions up to 10% of their salary to purchase Common Shares of the Company at a price of 85% of the then current stock price (as defined in the ESPP). Employees purchasing shares under the ESPP must hold the shares for a minimum of one year. The Company has reserved 500,000 Common Shares for issuance under the ESPP, subject to shareholder and regulatory approval.


17.  RESTRUCTURING COSTS

In November 1997, the Company decided to restructure its activities related to its LAN business. The restructuring plan involves the formation of a strategic alliance with a company strongly positioned in the LAN business, and the reduction of the Company's direct participation, and related costs, in the LAN business. In repositioning the way in which it addresses the LAN market, the restructuring plan created impairment losses on assets associated with the Company's LAN business and liabilities associated with restructuring activities. Restructuring costs of $181,444,000 comprised the following:

    Asset impairment losses
       Accounts receivable                                     $ 12,732
       Inventory                                                 54,851
       Property, plant and equipment                             11,936
       Goodwill - UB Networks                                    18,775
       Goodwill - Ouest Standard Telematique                     38,350
       Other current and non-current assets                       5,162
                                                               --------
                                                                141,806
                                                               --------

    Provision for restructuring
       Reduction in work force                                   20,796
       Reduction in facilities                                    4,753
       Discontinued activities                                   13,577
       Other restructuring costs                                    512
                                                               --------
                                                                 39,638
                                                               --------

    Restructuring costs                                        $181,444
                                                               ========

Asset impairment losses were recorded to the extent the net book value (including related reserves) exceeded the fair value of any assets associated with the Company's restructuring plan. The fair value was based on the estimated net realizable value of the underlying assets affected by the restructuring. The full net book value of goodwill associated with the acquisitions of UB Networks (acquired in January 1997) and Ouest Standard Telematique (acquired in August
1996) were written off as restructuring costs. Both acquisitions related to the Company increasing its direct presence and participation in the LAN market.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)


The provision for restructuring relates to programs instituted by the Company to reduce its direct participation in the LAN market. The provision for restructuring and the spending to the end of the fourth quarter of fiscal 1998 comprises the following components.

                              Reduction in   Reduction     Discontinued    Other
                              Work Force   in Facilities   Activities   Restructuring     Total
                              -----------  --------------  -----------  --------------  ---------
Provision upon
    completion of
    defining the
    restructuring plan        $ 20,796     $ 4,753         $ 13,577     $ 512           $ 39,638

Facilities reduction
    accrued in January
    1997 restructuring
    (Note 4)                        --       2,737               --        --              2,737

Incurred in the fiscal
    year ended
    April 30, 1998             (19,614)     (6,939)         (10,017)     (512)           (37,082)
                              ----------   -----------     ----------   -----------     ---------
Provision at
    April 30, 1998            $  1,182     $   551         $  3,560     $  --           $  5,293
                              ==========   ===========     ==========   ===========     =========

The provision for reduction in work force includes severance, related medical and other benefits, relocation costs and other obligations to employees. The provision includes termination benefits for approximately 400 employees. The work force reductions are in substantially all functions and in all regions in which the Company operates. The Company anticipates that these work force reductions will be substantially completed in the first half of fiscal 1999.

The provision for reduction in facilities comprises primarily lease payments and fixed costs associated with plans to close sales, support and administrative facilities in the Americas, Europe and Asia Pacific geographic areas. Certain facilities closures planned as part of the restructuring plan formulated upon the acquisition of UB Networks were also part of the restructuring plan defined in November 1997. Remaining facilities closures are expected to be completed in fiscal 1999.

The provision for discontinued activities includes costs associated with fulfilling prior commitments related to certain discontinued product lines and activities. The Company anticipates that these activities will be substantially completed in the second half of fiscal 1999.

The provision for other restructuring costs comprises professional fees and other various direct incremental costs associated with the restructuring plan.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)


18.  INCOME TAXES

In fiscal 1998 the Company implemented the recommendations of CICA Handbook
Section 3465, Accounting for Income Taxes. Under the new recommendations, the liability method of tax allocation is used in accounting for income taxes. Under this method, future tax benefits and obligations are determined based on differences between the financial reporting and tax bases of assets and liabilities, and measured using the substantially enacted tax rates and laws that will be in effect when differences are expected to reverse. Prior to the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and measured at the rate in effect in the year the difference originated. There is no material impact on the financial statements resulting from this change either in the current year or in the prior years presented.

The components of the provision for income taxes are as follows:

                                                   1998     1997      1996
                                                 -------  --------  --------

     Current                                     $45,843  $ 94,729  $ 96,180
     Future                                       27,158    22,989     4,599
                                                 -------  --------  --------

                                                 $73,001  $117,718  $100,779
                                                 =======  ========  ========

The provision for income taxes reported differs from the amount computed by applying the Canadian statutory rate to income before income taxes for the following reasons.

                                                    1998        1997       1996
                                                 ----------  ----------  ---------
     Earnings before income taxes:
       Domestic                                  $ 222,597    $182,745   $155,901
       Foreign                                    (167,283)     97,009    149,212
                                                 ---------    --------   --------

                                                 $  55,314    $279,754   $305,113
                                                 =========    ========   ========

     Statutory income tax rate (Canada)               43.5%       43.5%      43.5%
                                                 =========    ========   ========

     Expected provision for income tax           $  24,062    $121,693   $132,724
     Canadian rate adjustment for research
      and development activities                    (6,166)     (5,062)    (4,318)
     Canadian rate adjustment for
      manufacturing and processing activities      (19,032)    (15,625)   (13,407)
     Loss carryforwards utilized                        --      (7,262)        --
     Foreign tax differential                      (13,865)    (39,539)   (21,686)
     Purchased research and
      development in process                        22,952      42,169         --
     Goodwill written off                           26,677          --         --
     Non-deductible reserves and surtaxes           38,373      21,344      7,466
                                                 ---------    --------   --------
     Reported income tax provision               $  73,001    $117,718   $100,779
                                                 =========    ========   ========

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1998, 1997 and 1996
     (Canadian dollars, tabular amounts in thousands except per share data)


The components of the annual temporary differences giving rise to the related future tax provision are as follows:

                                                          1998        1997        1996
                                                        --------    --------    --------
Tax depreciation in excess of
       accounting amortization                          $ 7,163     $ 4,530     $ 5,560
     Accounting provisions not deductible                 6,804       3,570      (5,096)
     Research and development expenses
       deducted for tax purposes in excess
       of accounting                                        677       2,530       3,440
     Restructuring charges                               10,909      13,127          --
     Losses available to offset future
       income taxes                                       1,605        (768)        695
                                                        -------     -------     -------
     Future income tax expense                          $27,158     $22,989     $ 4,599
                                                        =======     =======     =======

The components of the future tax benefit (obligation) classified by the source of temporary differences that gave rise to the benefit (obligation) are as follows:

                                            Future Tax Benefit     Future Tax Obligation
                                          ----------------------  -----------------------
                                          April 30,   April 30,    April 30,   April 30,
                                             1998        1997        1998         1997
                                          ----------  ----------  -----------  ----------
   Accounting depreciation in excess
     of (less than) tax depreciation        $13,853     $ 6,764     $(45,561)   $(31,309)
  Accounting provisions not deductible       22,409       5,539      (14,372)        299
  Research and development expenses
     deducted for tax purposes less
     than (in excess of) accounting              --          --      (11,684)     (1,807)
  Net operating losses and
     restructuring charges related to
     acquisition of UB Networks               9,360      31,102           --          --
  Enterprise restructuring                   12,052          --           --          --
  Other                                          --          --          420         378
  Valuation allowance                        (7,231)     (6,012)          --          --
                                            -------     -------     --------    --------
                                            $50,443     $37,393     $(71,197)   $(32,439)
                                            =======     =======     ========    ========

The Company recorded a future tax benefit for net operating loss carryovers associated with the acquisition of UB Networks. These losses will expire at various dates through the year 2012.

The components of the future tax benefit (obligation) classified by the source of timing difference that gave rise to the credit are not materially different from the temporary differences as calculated under the application of U.S. GAAP.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)


At April 30, 1998, the Company had available investment tax credits of approximately $46,828,000 for the reduction of future years Canadian federal income tax liability. These credits, which are subject to customary review procedures by Revenue Canada, expire during the years 2006 to 2008. Of this amount $10,913,000 has been applied to reduce the future tax obligation. No recognition has been given in these financial statements to the potential tax benefits associated with the remaining balance of investment tax credits.

19.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share has been calculated on the basis of net earnings
(loss) for the period divided by the daily weighted average number of Common Shares outstanding during the fiscal year.

The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all outstanding options had been exercised at the later of the beginning of the fiscal period and the option issue date, and includes an allowance for imputed earnings of $18,521,000 (fiscal 1997 -- $11,589,000; fiscal 1996 -- $10,469,000) derived from the investment of funds which would have been received at an after tax rate of 3.0% (fiscal 1997 -- 3.1%; fiscal 1996 -- 4.0%).

Under SFAS 128 issued by FASB in February 1997, the method for calculating U.S. GAAP primary earnings per share has been replaced by basic earnings per share, the calculation of which, given the Company's capital structure, is the same as the calculation of basic earnings per share under Canadian GAAP. The calculation of fully diluted earnings per share under U.S. GAAP has been replaced by diluted earnings per share, the calculation of which uses the treasury stock method, and, given the Company's capital structure, is the same as the former calculation of primary earnings per share under U.S. GAAP. The Company implemented SFAS 128 in fiscal 1998 and restated all prior period earnings per share, which did not result in material changes to earnings per share as previously disclosed. Earnings per share in U.S. dollars is disclosed for the convenience of the reader. The exchange rates used for translation are based on the average of the daily noon buying rates for Canadian dollars in U.S. dollars as reported by the Federal Reserve Bank of New York. The calculation of earnings per share under U.S. GAAP is as follows.

                                                         1998      1997     1996
                                                        -------  -------  --------
     Earnings (loss) per share
       Basic                                              $0.10   $0.92   $   1.22
       Diluted                                            $0.10   $0.90   $   1.19

     Earnings (loss) per share - in U.S. dollars
       Basic                                              $0.07   $0.68   $   0.90
       Diluted                                            $0.07   $0.66   $   0.87

     Weighted average number of shares
       Basic                                            174,617  170,510   165,842
       Diluted                                          174,617  174,525   170,990

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)


20.  RELATED PARTY TRANSACTIONS

The Company leases facilities in Canada from companies controlled by Terence H. Matthews, Chairman of the Board of Directors, Chief Executive Officer and the largest shareholder of the Company, under terms and conditions reflecting prevailing market conditions at the time the leases were entered into. Approximately 350,000 square feet has been leased for various terms expiring between January 1999 and May 2002 at rates between $9.25 and $14.00 per square foot (approximately $3,350,000 per year). The Company also purchased $1,053,000 of services from these companies throughout fiscal 1998 (fiscal 1997 -- $434,000). During the fiscal year ended April 30, 1998 the Company purchased approximately $2,533,000 (fiscal 1997 -- $3,393,000) of equipment under usual terms and conditions from a corporation in which the Company has no equity interest, but which is controlled by Terence H. Matthews.

The Company accounts for its equity interests in certain associated companies using the equity method of accounting. The Company is represented on the Boards of Directors of these companies. During the fiscal year ended April 30, 1998, the Company paid $2,448,000 for research and development services from these associated companies under usual trade terms and conditions (fiscal 1997 -- $2,621,000). The Company also purchased $10,126,000 of equipment and software under usual trade terms and conditions, generally for resale (fiscal 1997 -- $6,342,000) and sold $13,846,000 of equipment and software to these companies under usual trade terms and conditions, generally for resale (fiscal 1997 -- $17,255,000).

The Company accounts for its equity interests in certain associated companies using the cost method of accounting. The Company is represented on the Boards of Directors of these companies. During the fiscal year ended April 30, 1998 the Company purchased $7,226,000 of equipment and software from these associated companies, under usual trade terms and conditions, generally for resale (fiscal 1997 -- $2,255,000). The Company sold $6,100,000 of equipment and software to these associated companies under usual trade terms and conditions, generally for resale (fiscal 1997 -- $3,304,000).

The Company pays a net royalty between 2% and 10%, depending on the level of cumulative royalties paid, on all sales of products developed as a result of subcontracted research and development previously performed under agreements between the Company and corporations controlled by three directors of the Company. Royalty payments under these agreements were $294,000 (fiscal 1997 -- $174,000).

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)

21.  BUSINESS SEGMENT INFORMATION

Management organizes the Company into four principal operating segments for making operating decisions and assessing performance. The four operating segments comprise three sales and support organizations (North and South America, Europe Middle East and Africa, and Asia Pacific) and one Corporate resource group which develops and manufactures products, provides marketing and operational support and makes strategic investments. Revenues generated by the Corporate group are predominantly derived from the consolidation of non-wholly owned subsidiaries. Cost of sales for the three sales and support organizations is stated at the cost to manufacture and does not include any mark ups. Expenses include Selling, General and Administrative expenses directly incurred by the three sales and support organizations.

                                        1998          1997         1996
                                     -----------  ------------  ----------
  NORTH AND SOUTH AMERICA
     Sales                           $  649,388    $  561,784   $ 460,835
     Cost of sales and expenses         413,339       336,756     221,893
                                     ----------    ----------   ---------
     Operating contribution             236,049       225,028     238,942
                                     ----------    ----------   ---------

  EUROPE, MIDDLE EAST AND AFRICA
     Sales                           $  511,444    $  432,885   $ 267,882
     Cost of sales and expenses         300,508       226,875     109,394
                                     ----------    ----------   ---------
     Operating contribution             210,936       206,010     158,488
                                     ----------    ----------   ---------

  ASIA PACIFIC
     Sales                           $  273,581    $  231,625   $ 136,583
     Cost of sales and expenses         149,547       110,200      49,477
                                     ----------    ----------   ---------
     Operating contribution             124,034       121,425      87,106
                                     ----------    ----------   ---------

  CORPORATE
     Sales                           $  186,207    $  150,433   $  55,944
     Cost of sales and expenses         512,337       335,193     267,245
                                     ----------    ----------   ---------
     Operating contribution            (326,130)     (184,760)   (211,301)
                                     ----------    ----------   ---------

  TOTAL
     Sales                           $1,620,620    $1,376,727   $ 921,244
     Cost of sales and expenses       1,375,731     1,009.024     648,010
                                     ----------    ----------   ---------
     Operating contribution             244,889       367,703     273,234

     Restructuring costs               (181,444)           --          --
     Purchased research
       and development in process       (52,762)      (96,940)         --
     Settlement of litigation            (2,642)           --          --
                                     ----------    ----------   ---------
     Income from operations               8,041       270,763     273,234
     Non-operating income                47,273         8,990      31,879
     Provision for income taxes         (73,001)     (117,718)   (100,779)
     Non-controlling interest              (631)       (5,118)     (1,470)
                                     ----------    ----------   ---------
     Net earnings (loss)             $  (18,318)   $  156,917   $ 202,864
                                     ==========    ==========   =========

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)



The Company manages its assets by geographic region, rather than through the operating segments. Decision making and performance assessment with regard to assets is done on a geographic basis because the operating segments may share assets and accountability by operating segment would be less readily determinable.

                                           1998        1997        1996
                                           ----        ----        ----
     Identifiable Assets               $  685,315  $  405,126  $  607,969
     Canada                               480,148     397,808     184,746
     United States                        499,361     370,875     131,885
     Europe                               183,507     218,015     130,075
     Asia Pacific                         118,494     104,879      38,742
     Latin America                     ----------  ----------  ----------

                                       $1,966,825  $1,496,703  $1,093,417
                                       ==========  ==========  ==========

Export sales from operations in Canada (excluding inter-subsidiary sales) were as follows.


                                           1998        1997        1996
                                         --------    --------    --------
     Latin America                       $171,245    $169,377    $119,385
     Asia Pacific                           8,010      49,166      32,902
                                         --------    --------    --------

                                         $219,255    $218,543    $152,287
                                         ========    ========    ========

Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 16% of total sales for fiscal 1998 and were 18% of total sales in fiscal 1997.

22.  LITIGATION

In the fourth quarter of fiscal 1998 the Company reached an agreement in principle to settle the class action lawsuit which was filed in United States District Court in Washington, D.C. during the fiscal year ended April 30, 1995. The lawsuit purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law. The proposed settlement is subject to review and approval by the Court on a schedule to be set by the Court. The Company has recorded an expense of $2,642,000 in connection with the proposed settlement, which represents Management's estimate of the direct costs which will be incurred upon final approval by the Court.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996
    (Canadian dollars, tabular amounts in thousands except per share data)

Lucent Technologies Inc. ("Lucent Technologies") filed a complaint during the fiscal year ended April 30, 1998 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The complaint alleges that the Company's manufacture and sale in the United States of Newbridge frame relay and ATM (asynchronous transfer mode) switch products infringe certain United States patent rights claimed by Lucent Technologies, and requests actual and trebled damages in an unspecified amount. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims. The Company has filed an answer to the complaint, as well as a counterclaim alleging unfair competition by Lucent Technologies, and intends to defend this action vigorously. Because the outcome of the action is not certain at this time, no provision for any liability that may result upon adjudication has been made in these Consolidated Financial Statements.

                       SELECTED QUARTERLY FINANCIAL DATA

The quarterly financial data for the fiscal years ended April 30, 1998 and 1997 are derived from unaudited consolidated financial statements of the Company which include, in the opinion of Management, all normal and recurring adjustments considered necessary for a fair statement of results for such periods. The selected quarterly financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                       Fiscal 1997 Quarters Ended                  Fiscal 1998 Quarters Ended
                               ---------------------------------------      ---------------------------------------
                               Jul 28,    Oct 27,    Jan 26,    Apr 30,     Aug 3,     Nov 2,     Feb 1,    Apr 30,
                                 1996       1996       1997       1997      1997       1997       1998       1998
                                 ----       ----       ----       ----      ----       ----       ----       ----
                                          (Canadian dollars, amounts in thousands except per share data)
Income Statement Data:

Sales                          $286,037   $316,082   $333,267   $441,341   $434,738   $432,169   $358,520   $395,193
Gross margin                    185,294    203,897    213,261    266,687    274,008    272,368    213,707    235,472

Net earnings (loss)(1)           60,801     62,781     63,031   (29,696)     64,354     57,993   (144,283)     3,618

Earnings (loss) per share
     Basic                     $   0.36   $   0.37   $   0.37   $ (0.17)   $   0.37   $   0.33   $  (0.82)  $   0.02
     Fully diluted                 0.35       0.36       0.36     (0.17)       0.36       0.33      (0.82)      0.02

Weighted average number of shares
     Basic                      169,228    170,232    170,941    171,701    172,964    174,733    175,376    175,598
     Fully diluted              181,710    184,131    185,037    187,456    189,082    190,516    175,376    175,598

U.S. GAAP
     Net earnings (loss)(1)    $ 60,801   $ 62,781   $(33,909)  $ 67,244   $ 64,354   $ 57,993  $(170,664)  $ 29,999

     Earnings (loss) per share(2)
         Basic                 $   0.36   $   0.37   $  (0.20)  $   0.39   $   0.37   $   0.33   $  (0.97)  $   0.17
         Diluted                   0.35       0.36      (0.20)      0.38       0.36       0.32      (0.97)      0.17
         Diluted - US$         $US 0.25   $US 0.26   $US(0.15)  $US 0.28   $US 0.26   $US 0.23   $US(0.68)  $US 0.12

     Weighted average number of shares
         Basic                   169,228    170,232    170,941    171,701    172,964    174,733    175,376    175,598
         Diluted                 174,930    174,747    170,941    176,554    179,821    182,728    175,376    177,052

--------------------

(1) Net earnings (loss) includes net non-recurring charges of $96,940,000 in the fourth quarter of fiscal 1997 (U.S. GAAP - third quarter of fiscal
     1997), $161,412,000 in the third quarter of fiscal 1998 (U.S. GAAP - $187,793,000) and $28,243,000 in the fourth quarter of fiscal 1998 (U.S. GAAP - $1,862,000). The non-recurring gains and charges relate to the gain on sale of long term investments (see Note 12 to the Consolidated Financial Statements), purchased research and development in process (see Note 2 to the Consolidated Financial Statements), restructuring costs (see Note 17 to the Consolidated Financial Statements), and settlement of litigation (see
     Note 22 to the Consolidated Financial Statements).

(2)  See Note 19 to the Consolidated Financial Statements.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company and their ages at June 18, 1998 are:

Name and Municipality of Residence                Age                 Position
----------------------------------                ---                 --------
Terence H. Matthews                               55           Chairman of the Board, Chief Executive
Kanata, Ontario, Canada                                         Officer and Director

Peter D. Charbonneau                              44           Vice Chairman of the Board
Ottawa, Ontario, Canada                                         and Director

Alan G. Lutz                                      52           President, Chief Operating Officer
The Woodlands, Texas, USA                                       and Director

John D. Everard                                   49           Executive Vice President and General
Chepstow, Wales                                                 Manager, European Region

Conrad W. Lewis                                   45           Executive Vice President, Marketing and
Stittsville, Ontario, Canada                                    Product Management

Constantin S. Loudiadis                           49           Executive Vice President and General
Ottawa, Ontario, Canada                                         Manager, Asia Pacific Region

Scott W. Marshall                                 44           Executive Vice President, Research and
Kanata, Ontario, Canada                                         Development

Dr. Donald Mills                                  64           Vice President, Administration
Kanata, Ontario, Canada                                         and Director

Peter A. Nadeau                                   42           Vice President, Legal Services
Ottawa, Ontario, Canada

F. Michael Pascoe                                 46           Executive Vice President and General
Great Falls, Virginia, USA                                      Manager, Americas Region

Bruce W. Rodgers                                  43           Executive Vice President, Operations
Richmond, Ontario, Canada

Kenneth B. Wigglesworth                           34           Vice President, Finance and
Kanata, Ontario, Canada                                         Chief Financial Officer

All of the above mentioned executive officers, with the exception of Alan G. Lutz and Constantin S. Loudiadis, have been employed by the Company in various capacities during the past five years.

Alan G. Lutz joined the Company in June 1998 as President, Chief Operating Officer and a Director of the Company. Prior to joining the Company, Mr. Lutz was Senior Vice President and Group General Manager, Communication Products Group for Compaq Computer, a worldwide information technology company and supplier of personal computers, since November 1996. He also served as Executive Vice President, Unisys Corporation and President, Computer Systems Group from May 1994 to October 1996 and in various senior management roles at Northern Telecom since 1991, most recently as Senior Vice President, President, Switching Networks.

Prior to joining the Company in January 1997, Mr. Loudiadis held a variety of senior management positions within the telecommunications group of Bell Canada since 1970, most recently as Vice President, Corporate Development of BCE Mobile Communications Inc.

NAME AND MUNICIPALITY OF RESIDENCE                   AGE                        POSITION
-----------------------------------                  ---                        --------
Dr. Denzil J. Doyle                                   66                        Director
Kanata, Ontario, Canada

Alan D. Horn                                          46                        Director
Toronto, Ontario, Canada

Trevor G. Jones                                       59                        Director
Willowdale, Ontario, Canada

Graham C. C. Miller                                   67                        Director
Cotuit, Massachusetts, USA

Kent H. E. Plumley                                    61                        Director
Kanata, Ontario, Canada

Dr. John C. J. Thynne                                 66                        Director
London, England

Terence H. Matthews founded the Company in June 1986 and has served as Chairman of the Board, Chief Executive Officer and a Director of the Company since that time. From the inception of the Company to June 1993 Mr. Matthews also served as President.

Peter D. Charbonneau has been Vice Chairman of the Board of the Company since June , 1998 and a Director of the Company since December 1996. Mr. Charbonneau was President and Chief Operating Officer of the Company from December 1996 to June 1998. From January 1987 to December 1996, Mr. Charbonneau held a variety of positions with the Company, most recently as Executive Vice President and Chief Financial Officer.

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


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to
Exhibit 99 to this Annual Report on Form 10-K, "Statement of Executive Compensation" as set forth in the form of the Company's proxy circular for the annual and special meeting of shareholders to be held on September 23, 1998. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information contained under the sub-captions "Report on Executive Compensation" and "Performance Graph".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Shares as at June 18, 1998 (i) by each person known by the Company to own beneficially more than 5% of the Company's Common Shares, (ii) by each of the Company's directors and (iii) by all directors and executive officers of the Company as a group. The information as to beneficial ownership is presented in accordance with the rules and regulations under the United States Securities Exchange Act of 1934 and consequently may differ from similar information that appears in the Company's proxy circular prepared in accordance with the Canada Business Corporations Act for the annual and special meeting of shareholders to be held on September 23, 1998.

                                                       Shares Issuable
                                                       Within 60 Days           Total Shares
                              Shares Currently         Upon Exercise            Beneficially  % of
Name and Address              Directly Owned           of Options/(1)/          Owned               Class
----------------------------------------------------------------------------------------------------------
Terence H. Matthews           40,313,808                  nil                   40,329,808/(2)/     22.92%
  Kanata, Ontario

Donald Mills                     772,516                8,583                      797,099/(3)/        *

Kent H. E. Plumley               300,052               26,833                      375,064/(4)/        *

Peter D. Charbonneau                 nil               80,500                      304,200/(5)/        *

John C. J. Thynne                 24,000               21,000                       45,000             *

Denzil J. Doyle                   26,000               11,833                       41,833/(6)/        *

Graham C. C. Miller               35,616                5,833                       41,449/(7)/        *

Alan D. Horn                         nil               24,667                       28,667             *

Trevor G. Jones                   10,402                7,001                       17,403             *

Alan G. Lutz                         nil                  nil                          nil             *

All directors and executive
 officers as a group
 (18 persons)                 41,859,824              396,775                   42,660,708/(8)/     24.24%

_______________

* Less than 1%

(1) Shares issuable upon exercise of stock options that are exercisable within 60 days of June 18, 1998.
(2) Includes 4,974,000 shares owned directly; 16,000 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership; 32,379,153 shares beneficially owned through control of Kanata Research Park Corporation; 1,197,900 shares beneficially owned through control of 3090-8081 Quebec Inc.; 16,835 shares beneficially owned through 2985314 Canada Inc., and 1,745,920 shares beneficially owned through 2874814 Canada Inc.
(3) Includes 16,000 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership.

(4) Includes 42,872 shares and 5,307 shares issuable within 60 days upon the exercise of options beneficially owned through his wife, as to which shares and shares issuable upon the exercise of options he disclaims beneficial ownership.
(5) Includes 223,700 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership.
(6) Includes 4,000 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership.
(7) Includes 35,616 shares owned jointly with his wife.
(8) Includes, in the aggregate, 335,722 shares and 7,139 shares issuable within 60 days of June 18, 1998 upon the exercise of options beneficially owned through spouses and children, as to which shares and shares issuable upon the exercise of options they disclaim beneficial ownership.

Except as otherwise indicated, the persons in the table have sole voting and investment powers with respect to all Common Shares beneficially owned by them subject to community property laws where applicable and the information contained in the footnotes to the table.

Statements contained in the table as to shares beneficially owned by directors and executive officers or over which they exercise control or direction are, in each instance, based upon information obtained from such directors and executive officers. The Company is not aware of any person except the holder set forth above who beneficially owns or exercises control or direction over shares carrying more than 5% of the votes attached to such shares of the Company as at June 18, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to
Exhibit 99 to this Annual Report on Form 10-K, "Statement of Executive Compensation" as set forth in the form of the Company's proxy circular for the annual and special meeting of shareholders to be held on September 23, 1998. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information contained under the sub-captions "Report on Executive Compensation" and "Performance Graph".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                             FORM 8-K

     (a) (1) The following financial statements and supplementary data are filed as part of this Report under Item 8:

                                                                                                                        Page
                                                                                                                        ----
  FINANCIAL STATEMENTS

   Auditors' Report to the Shareholders                                                                                 36
   Consolidated Statements of Earnings and Retained Earnings for the years ended April 30, 1998, 1997 and 1996          37
   Consolidated Balance Sheets as at April 30, 1998 and 1997                                                            38
   Consolidated Statements of Cash Flows for the years ended April 30, 1998, 1997 and 1996                              39
   Consolidated Statements of Shareholders' Equity for the years ended April 30, 1998, 1997 and 1996                    40
   Notes to the Consolidated Financial Statements                                                                       41

  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)                                                                         67

     (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended April 30, 1998.

     (c) The following exhibits are filed or incorporated by reference as part of this Report (Exhibit 10.1 is a compensatory plan or arrangement):

          3.1    Articles of Amalgamation./(1)/

          3.2    By-Law No. 3./(2)/

          10.1 Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan, as amended.
//
          10.2  Newbridge Networks Corporation 1999 Key Employee Stock Option
               Plan.

          10.3--
          10.7  [Reserved]

          10.8 Credit Facilities Letter dated December 19, 1997 between Newbridge Networks Corporation and Royal Bank of Canada./(3)/

          10.9 Loan Agreement dated January 30, 1998 between Newbridge Networks Corporation and Citibank Canada.

          10.10 Note Purchase Agreement dated April 28, 1998 between Newbridge Networks Corporation and the Purchasers named therein.

          10.11--
          10.13  [Reserved]

          10.14 License Agreement effective May 1, 1994 between 2880016 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 2880016 Canada Inc. and Newbridge Networks Corporation. /(4)/

          10.15 License Agreement effective May 1, 1994 between 3015955 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 3015955 Canada Inc. and Newbridge Networks Corporation. /(4)/

          10.16 License Agreement effective May 1, 1994 between 3028623 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 3028623 Canada Inc. and Newbridge Networks Corporation. /(4)/

          10.17 Lease dated May 29, 1997 for 76,230.65 square feet at 359 Terry Fox Drive, Kanata, Ontario./(2)/

          10.18 Agreement and Purchase and Sale dated February 16, 1996 for approximately 25,000 square feet at Langstone Business Park, Langstone, Newport, Wales./(5)/

          10.19  Reserved

          10.20 Lease dated May 1, 1995 for 1,882 square feet, more or less, at 362 Terry Fox Drive, Kanata, Ontario./(4)/

          10.21 Lease dated April 1, 1995 for 13,106 square feet, more or less, at 50+Sandhill Road, Kanata, Ontario./(4)/

          10.22 Lease dated April 23, 1997 for 242,856.67 square feet, more or less, at 349 Terry Fox Drive, Kanata, Ontario./(2)/

          10.23 Sublease dated October 1, 1996 for 20,718 square feet, more or less, at 350 Terry Fox Drive, Kanata, Ontario./(2)/

          10.23a Letter Agreement dated March 12, 1998 amending Sublease referred to in Exhibit 10.23.

          10.24 Non-Competition Agreement between Terence Matthews and Newbridge Networks Corporation dated October 14, 1987. /(6)/

          10.25 Employment Agreement between Alan G. Lutz and Newbridge Networks Corporation dated May 21, 1998.

          11.1 Computation of earnings per share under accounting principles generally accepted in Canada.

          11.2 Computation of earnings per share under accounting principles generally accepted in the United States.

          21     Subsidiaries of the Registrant.

          23     Consent of Independent Accountants.

          27     Financial Data Schedule.

          99 "Statement of Executive Compensation" as set forth in the form of the Company's proxy circular for the annual and special meeting of shareholders to be held on September 23, 1998, incorporated by reference in Items 11 and 13 of this Annual Report on Form 10-K, to the extent set forth therein. This exhibit shall not be deemed to be "soliciting material" or to be "filed" with the United States Securities and Exchange Commission for purposes of Section 14 of the United States Securities Exchange Act of 1934, nor shall it be deemed to be a "management proxy circular" for the purposes of soliciting proxies under the Canada Business Corporations Act.

_________________

/(1)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 0-17865) for the fiscal quarter ended July 30, 1994.

/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1997.

/(3)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-13316) for the fiscal quarter ended February 1, 1998.

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


                                  NEWBRIDGE NETWORKS CORPORATION




  Date: June 26, 1998                   By: /s/ Terence H. Matthews
                                            ------------------------------
                                            Terence H. Matthews,
                                            Chairman of the Board of
                                            Directors and Chief
                                            Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Date: June 26, 1998                   By: /s/ Terence H. Matthews
                                            ------------------------------
                                            Terence H. Matthews,
                                            Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)



  Date: June 26, 1998                   By: /s/ Kenneth B. Wigglesworth
                                            ------------------------------
                                            Kenneth B. Wigglesworth,
                                            Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)



  Date: June 26, 1998                   By: /s/ Alan G. Lutz
                                            ------------------------------
                                            Alan G. Lutz,
                                            President, Chief Operating Officer
                                            and Director

  Date: June 26, 1998              By: /s/ Peter D. Charbonneau
                                       -------------------------------
                                       Peter D. Charbonneau,
                                       Vice Chairman of the Board
                                       and Director



  Date: June 26, 1998              By: /s/ Dr. Denzil J. Doyle
                                       -------------------------------
                                       Dr. Denzil J. Doyle,
                                       Director



  Date: June 26, 1998              By: /s/ Alan D. Horn
                                       -------------------------------
                                       Alan D. Horn,
                                       Director



  Date: June 26, 1998              By: /s/ Trevor G. Jones
                                       -------------------------------
                                       Trevor G. Jones,
                                       Director



  Date: June 26, 1998              By: /s/ Graham C. C. Miller
                                       -------------------------------
                                       Graham C. C. Miller,
                                       Director



  Date: June 26, 1998              By: /s/ Dr. Donald Mills
                                       -------------------------------
                                       Dr. Donald Mills,
                                       Vice President and Director



  Date: June 26, 1998              By: /s/ Kent H. E. Plumley
                                       -------------------------------
                                       Kent H. E. Plumley,
                                       Director

  Date: June 26, 1998              By: /s/ Dr. John C. J. Thynne
                                       -----------------------------
                                       Dr. John C. J. Thynne,
                                       Director

                                 EXHIBIT INDEX

Exhibit
No.                                                                                       Page
-------                                                                                   ----
3.1      Articles of Amalgamation./(1)/

3.2      By-Law No. 3./(2)/

10.1     Newbridge Networks Corporation Consolidated Key Employee Stock Option
         Plan, as amended.............................................................      82--95

10.2     Newbridge Networks Corporation 1999 Key Employee Stock Option Plan...........     96--108

10.3--
10.7     [Reserved]

10.8     Credit Facilities Letter dated December 19, 1997 between Newbridge
         Networks Corporation and Royal Bank of Canada./(3)/

10.9     Loan Agreement dated January 30, 1998 between Newbridge Networks
         Corporation and Citibank Canada..............................................    109--139

10.10    Note Purchase Agreement dated April 28, 1998 between Newbridge
         Networks Corporation and the Purchasers named therein........................    140--201

10.11--
10.13    [Reserved]

10.14    License Agreement effective May 1, 1994 between 2880016 Canada Inc. and
         Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 2880016 Canada Inc. and Newbridge Networks Corporation./(4)/

10.15    License Agreement effective May 1, 1994 between 3015955 Canada Inc. and
         Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 3015955 Canada Inc. and Newbridge Networks Corporation./(4)/

10.16    License Agreement effective May 1, 1994 between 3028623 Canada Inc. and
         Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 3028623 Canada Inc. and Newbridge Networks Corporation./(4)/

10.17    Lease dated May 29, 1997 for 76,230.65 square feet at 359 Terry Fox
         Drive, Kanata, Ontario./(2)/

Exhibit
No.                                                                                                 Page
-------                                                                                             ----
10.18    Agreement and Purchase and Sale dated February 16, 1996 for approximately
         25,000 square feet at Langstone Business Park, Langstone, Newport, Wales./(5)/

10.19    Reserved

10.20    Lease dated May 1, 1995 for 1,882 square feet, more or less, at 362 Terry
         Fox Drive, Kanata, Ontario./(4)/

10.21    Lease dated April 1, 1995 for 13,106 square feet, more or less, at 50
         Sandhill Road, Kanata, Ontario. /(4)/

10.22 Lease dated April 23, 1997 for 242,856.67 square feet, more or less, at 349 Terry Fox Drive, Kanata, Ontario./(2)/

10.23 Sublease dated October 1, 1996 for 20,718 square feet, more or less, at 350 Terry Fox Drive, Kanata, Ontario./(2)/

10.23a   Letter Agreement dated March 12, 1998 amending Sublease referred to in
         Exhibit 10.23..........................................................................    202--206

10.24    Non-Competition Agreement between Terence Matthews and Newbridge Networks
         Corporation dated October 14, 1987. /(6)/

10.25    Employment Agreement between Alan G. Lutz and Newbridge Networks
         Corporation dated May 21, 1998.........................................................    207--226

11.1     Computation of earnings per share under accounting principles generally
         accepted in Canada..........................................................................    227

11.2     Computation of earnings per share under accounting principles generally
         accepted in the United States...............................................................    228

21       Subsidiaries of the Registrant..............................................................    229

23       Consent of Independent Accountants..........................................................    230

27       Financial Data Schedule.....................................................................    231

99       "Statement of Executive Compensation" as set forth in the form of the
         Company's proxy circular for the annual and special meeting of shareholders to be held on September 23, 1998, incorporated by reference in Items 11 and
         13 of this Annual Report on Form 10-K, to the extent set forth therein. This exhibit shall not be deemed to be "soliciting material" or to be "filed" with the United States Securities and Exchange Commission for purposes of Section 14 of the United States Securities Exchange Act of 1934, nor shall it be deemed to be a "management proxy circular" for the purposes of soliciting
         proxies under the Canada Business Corporations Act.....................................    232--238

______________

/(1)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 0-17865) for the fiscal quarter ended July 30, 1994.

/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1997.

/(3)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-13316) for the fiscal quarter ended February 1, 1998.

/(4)/ Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1995.

/(5)/ Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1996.

/(6)/ Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-29187) filed on June 8, 1989, as amended.

                                 EXHIBIT 10.1

                              [LOGO OF NEWBRIDGE]

                        NEWBRIDGE NETWORKS CORPORATION
                  CONSOLIDATED KEY EMPLOYEE STOCK OPTION PLAN


1.   PURPOSE OF THE PLAN

     The purpose of the Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan is to develop the interest of and provide an incentive to eligible employees, directors and consultants of Newbridge Networks Corporation (the "Corporation") and its subsidiaries in the Corporation's growth and development by granting to eligible employees, directors and consultants from time to time options to purchase Common Shares of the Corporation, thereby advancing the interests of the Corporation and its shareholders.

2.   DEFINITIONS

     In this Plan:

     (a)  "Associates" has the meaning assigned by the Ontario Securities Act;

     (b)  "Board of Directors" means the board of directors of the Corporation;

     (c)  "Committee" means:

          (i) with respect to Participants, the Employee Compensation Committee of three or more members appointed by the Board of Directors to administer the Plan and the Board of Directors if no Employee Compensation Committee has been appointed; and

          (ii) with respect to Director Participants, the Board of Directors;

     (d)  "Common Shares" means the common shares of the Corporation;

     (e) "Corporations Act" means the Canada Business Corporations Act, as amended, and the regulations promulgated thereunder.

     (f) "Date of Grant" means, for any Option, the date upon which the Option was granted;

     (g) "Director Participant" means a director of the Corporation who is not an employee of the Corporation;

     (h) "Disability" means permanent and total disability as determined under policies established by the Committee for the purposes of the Plan;

     (i) "Exercise Period" means, with respect to any Option Shares, the period during which an Optionee may purchase such Option Shares;

     (j) "Insider" means an insider of the Corporation as defined in the "Employee Stock Option and Stock Purchase Plans, Options for Service and Related Matters" section of The Toronto Stock Exchange Company Manual;

     (k) "Ontario Securities Act" means the Securities Act, RSO 1990, c.s 5, as amended;

     (l) "Option" means a non-assignable and non-transferable option to purchase Common Shares granted pursuant to the Plan;

     (m) "Optionee" means a Participant or a Director Participant who has been granted one or more Options;

     (n) "Option Shares" means Common Shares which are subject to purchase upon the exercise of outstanding Options;

     (o) "Participant" means a current or former full-time permanent employee of the Corporation or any of its Subsidiaries or a director (other than a Director Participant) of any Subsidiary of the Corporation, or a person (other than a Director Participant) or corporation or other entity providing consulting or similar services to the Corporation or any of its Subsidiaries;

     (p) "Plan" means the Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan as set out herein;

     (q) "Plan Shares" means that number of Common Shares reserved for issuance pursuant to the exercise of stock options in accordance with the terms of the Plan;

     (r) "Retirement" means retirement from active employment with the Corporation or a Subsidiary in accordance with the Corporation's or Subsidiary's policies from time to time relating to mandatory or early retirement of employees, or with the consent for purposes of the Plan of such officer of the Corporation as may be designated by the Committee, at or after such earlier age and upon the completion of such years of service as the Committee may specify; and

     (s) "Subsidiary" means any corporation in which the Corporation, directly or through one or more corporations which are themselves Subsidiaries of the Corporation, owns 50% or more of the shares eligible to vote at meetings of the shareholders.

3.   ELIGIBILITY

     All Participants and Director Participants shall be eligible to participate in the Plan. Eligibility to participate shall not confer upon any Participant any right to be granted Options pursuant to the Plan. The extent to which any Participant shall be entitled to be granted Options pursuant to the Plan shall be determined in the sole and absolute discretion of the Committee.

     Provided however that:

          (i) The number of Common Shares reserved for issuance to any one person pursuant to Options shall not exceed 5% of the outstanding issue; and

          (ii) The number of Common Shares reserved for issuance pursuant to Options granted to Insiders shall not exceed 10% of the outstanding issue;

          (iii) The number of Common Shares issued to Insiders within a one year period pursuant to the Plan shall not exceed 10% of the outstanding issue; and

          (iv) The number of Common Shares issued to any one Insider and such Insider's Associates within a one-year period shall not exceed 5% of the outstanding issue.

     For purposes of the meaning of "outstanding issue" in (iii) and (iv) above, this shall be determined on the basis of the number of Common Shares that are outstanding immediately prior to the share issuance in question, excluding shares issued pursuant to the Plan over the preceding one-year period.

4.   NUMBER OF OPTION SHARES AVAILABLE FOR GRANTS

     The Plan Shares shall not exceed (             ) Common Shares, subject to
     the adjustment of such number pursuant to paragraph 18.

     No Option may be granted by the Committee which would have the effect of causing the total number of all Option Shares to exceed the number of Plan Shares unless the exercise of any Option granted in circumstances where the number of Option Shares exceeds the number of Plan Shares is expressly made subject to the condition that The Toronto Stock Exchange and the shareholders of the Corporation approve prior to the exercise of any such Option an increase in the number of Plan Shares sufficient to accommodate the exercise of such Option.

     Upon the expiration, cancellation or termination, in whole or in part, of an unexercised Option, the Option Shares subject to such Option shall be available for other Options to be granted from time to time.

5.   GRANTING OF OPTIONS

     The Committee may from time to time grant Options to Participants to purchase a specified number of Common Shares at a specified exercise price per share. The number of Option Shares to be granted, the exercise price, the Date of Grant, and such other terms and conditions of the Option shall be as determined by the Committee.

     The Committee shall grant Options to Director Participants upon the occurrence of the events set forth in Schedule I to the Plan. For all such Options, the Date of Grant, exercise price and number of Option Shares shall, subject to the adjustment of the number of Option Shares pursuant to paragraph 18, be as set forth in Schedule I, and such other terms and conditions of the Option as determined by the Committee.

6.   EXERCISE PRICE

     The exercise price per Common Share purchasable under an Option shall not be lower than the average of the average of the daily high and low board lot trading prices on the Toronto Stock Exchange for the five days preceding the Date of Grant, rounded to the next highest cent.

7.   EXERCISE PERIOD

     Unless otherwise specified by the Committee at the time of granting an Option, and except as otherwise provided in the Plan, each Option shall be exercisable in the following installments:

     Percentage of Total Number
     of Option Shares Which
     May Be Purchased                   Exercise Period
     -----------------------------      -------------------------------

     25%                                From the first anniversary of the
                                        Date of Grant to and including the
                                        fifth anniversary of the Date of Grant

     25% From the second anniversary of the Date of Grant to and including the fifth anniversary of the Date of Grant

     25%                                From the third anniversary of the
                                        Date of Grant to and including the
                                        fifth anniversary of the Date of Grant

     25% From the fourth anniversary of the Date of Grant to and including the fifth anniversary of the Date of Grant


     Once an installment becomes exercisable it shall remain exercisable until expiration or termination of the Option, unless otherwise specified by the Committee. Each Option or installment may be exercised at any time or from time to time, in whole or in part, for up to the total number of Common Shares with respect to which it is then exercisable. The Committee shall have the right to accelerate the date upon which any installment of any Option is exercisable.

8.   TERM OF OPTIONS

     Subject to accelerated termination as provided for in the Plan, each Option shall, unless otherwise specified by the Committee, expire on the fifth anniversary of the Date of Grant, provided, however, that no Option may be exercised after the tenth anniversary of the Date of Grant.

9.   EXERCISE OF OPTIONS

     An Optionee or the transferee of an Option pursuant to paragraph 14 may, at any time within the Exercise Period elect to purchase all or a portion of the Option Shares which the Optionee is then entitled to purchase by delivering to the Corporation a completed notice of exercise, specifying the Date of Grant of the Option being exercised, the exercise price of the Option and the number of Option Shares the Optionee desires to purchase. The notice of exercise shall be accompanied by payment in full of the purchase price for such Option Shares.

     Payment can be made by cash, certified cheque, bank draft, money order or the equivalent payable to the order of the Corporation.

10.  WITHHOLDING OF TAX

     If the Corporation determines that under the requirements of applicable taxation laws it is obliged to withhold for remittance to a taxing authority any amount upon exercise of an Option, the Corporation may, prior to and as a condition of issuing the Option Shares, require the Optionee or the transferee of an Option pursuant to paragraph 14 exercising the Option to pay to the Corporation, in addition to and in the same manner as the purchase price for the Option Shares, such amount as the Corporation is obliged to remit to such taxing authority in respect of the exercise of the Option. Any such additional payment shall, in any event, be due no later than the date as of which the applicable amount must be remitted by the Corporation to the appropriate taxing authority.

11.  SHARE CERTIFICATES

     Upon exercise of an Option and payment in full of the purchase price and any applicable tax withholdings, the Corporation shall cause to be issued and delivered to the Optionee within a reasonable period of time a certificate or certificates in the name of or as directed by the Optionee representing the number of Common Shares the Optionee has purchased.

12.  TERMINATION OF EMPLOYMENT OR SERVICES

     Unless otherwise determined by the Committee, if an Optionee's employment or services as a director or consultant terminate for any reason other than death, Disability or Retirement, any Option held by such Optionee shall expire and be cancelled upon the earlier of the 60th day following the conclusion of the notice period following such termination or the expiration of the stated term of such Option.

     Options shall not be affected by any change of employment within or among the Corporation or its Subsidiaries or by termination of services as a director, unless otherwise determined by the Committee, so long as the Participant continues to be an employee of or consultant to the Corporation or a Subsidiary or a director of the Corporation or a Subsidiary.

13.  TERMINATION BY REASON OF DISABILITY OR RETIREMENT

     Unless otherwise determined by the Committee, if an Optionee's employment or services as a director or consultant terminate by reason of Disability or Retirement, any Option held by such Optionee shall continue to be exercisable by the Optionee in accordance with the terms of this Plan and shall expire on the stated term of such option.

14.  TERMINATION BY REASON OF DEATH

     Unless otherwise determined by the Committee, if an Optionee dies, any Options held by such Optionee that are not exercisable shall become exercisable immediately upon the Optionee's death ("Accelerated Vesting Date"). All Options held by the Optionee at the time of death shall continue to be exercisable for a period of one year following the Accelerated Vesting Date, after which period all Options shall expire and be cancelled.

15.  TRANSFER AND ASSIGNMENT

     Options granted under the Plan are not assignable or transferable by the Optionee or the Optionee's personal representative or subject to any other alienation, sale, pledge or encumbrance by such Optionee except by will or by the laws of intestacy. During the Optionee's lifetime Options shall be exercisable only by the Optionee or the Optionee's personal representatives. The obligations of each Optionee shall be binding on his heirs, executors and administrators.

16.  NO RIGHT TO EMPLOYMENT

     The granting of an Option to a Participant under the Plan does not confer upon the Participant any right to expectation of employment by, or to continue in the employment of, the Corporation or any Subsidiary, or to be retained as a consultant by the Corporation or any Subsidiary.

17.  RIGHTS AS SHAREHOLDERS

     The Optionee or the transferee of an Option pursuant to paragraph 14 shall not have any rights as a shareholder with respect to Option Shares until the Common Shares have been duly purchased and paid for in accordance with the terms of the Plan.

18.  ADMINISTRATION OF THE PLAN

     The Plan shall be administered by the Committee. No member of the Committee, while a member, shall be eligible to participate in the Plan other than with respect to Options granted as set forth in Schedule I to the Plan. Subject to the terms of the Plan, the Committee shall have the authority to:

     (a) determine the individuals and entities (from among the class of individuals and entities eligible to receive Options) to whom Options may be granted;

     (b)  determine the number of Common Shares to be subject to each Option;

     (c) determine the terms and conditions of any grant of Option, including but not limited to

          (i)   the time or times at which Options may be granted;

          (ii)  the exercise price at which Option Shares may be purchased;

          (iii) the time or times when each Option shall become exercisable and the duration of the Exercise Period;

          (iv) whether restrictions or limitations are to be imposed on Option Shares, and the nature of such restrictions or limitations, if any; and

          (v) any acceleration of exercisability or waiver of termination regarding any Option, based on such factors as the Committee may determine;

     (d) interpret the Plan and prescribe and rescind rules and regulations relating to the Plan.

     The interpretation and construction by the Committee or the Board of Directors of any provisions of the Plan or of any Option granted under it shall be final and binding on all persons. No member of the Committee or the Board of Directors shall be liable for any action or determination made in good faith with respect to the Plan or any Option granted under it. The day-to-day administration of the Plan may be delegated to such officers and employees of the Corporation or any Subsidiary as the Committee shall determine.

19.  RECAPITALIZATION AND REORGANIZATION

     The number of Plan Shares, the number of Option Shares subject to each outstanding and unexercised Option and the exercise price for such Option Shares, as well as the number of Option Shares for Director Participants set out in Schedule 1, shall be appropriately adjusted for any change in the Common Shares or in the number of Common Shares outstanding by reason of any stock split, stock dividend on the Common Shares payable in Common Shares other than pursuant to any optional stock dividend program, subdivision, combination, reclassification, amalgamation, arrangement, consolidation, rights or warrant offering to purchase Common Shares at or below market price, or any other relevant change or event affecting the Common Shares. Each adjustment to the exercise price for Option Shares pursuant to this provision shall be calculated and rounded to the nearest higher cent. Any fractional shares which might otherwise become subject to an Option as a result of an adjustment pursuant to this paragraph shall be eliminated without any payment therefor.

20.  CONDITIONS OF EXERCISE

     The Plan and each Option shall be subject to the requirement that, if at any time the Committee determines that the listing, registration or qualification of the

     Common Shares subject to such Option upon any securities exchange or under any provincial, state or federal law, or the consent or approval of any governmental body, securities exchange, or the holders of the Common Shares generally, is necessary or desirable, as a condition of, or in connection with, the granting of such Option or the issue or purchase of Common Shares thereunder, no such Option may be granted or exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.

21.  LOANS

     The Board of Directors may, in its discretion, but subject always to section 44 of the Corporations Act, grant loans, on such terms as are permitted by law and the Board of Directors may determine, to Optionees, who are employees of the Corporation or its subsidiaries, to enable them to purchase Option Shares, provided that all Common Shares purchased with the proceeds of such loans shall be held by a trustee until the Corporation has been repaid in full.

22.  NOTICES

     All written notices to be given by the Optionee to the Corporation shall be delivered personally or by registered mail, postage prepaid, addressed as follows:

     Newbridge Networks Corporation
     600 March Road
     Kanata, Ontario
     K2K 2E6
     Attention:  Secretary

     Any notice given by the Optionee pursuant to the terms of an Option shall not be effective until actually received by the Corporation at the above address.

23.  CORPORATE ACTION

     Nothing contained in the Plan or in an Option shall be construed so as to prevent the Corporation or any Subsidiary of the Corporation from taking corporate action which is deemed by the Corporation or the Subsidiary to be appropriate or in its best interest, whether or not such action would have an adverse effect on the Plan or any Option.

24.  AMENDMENTS

     The Board of Directors shall have the right, in its sole discretion, subject to the prior approval of The Toronto Stock Exchange and, if required, of the holders of Common Shares of the Corporation, to alter, amend, modify or terminate the Plan or any Option granted under the Plan at any time without notice. The Board of Directors shall not, however, alter, amend or modify Schedule I more often than once every six months other than to comport with changes to applicable tax and employee benefit laws and the respective rules and regulations thereunder. No such amendment, however, may, without the consent of the Optionee or the transferee of an Option pursuant to paragraph 14, alter or impair any rights or increase any obligations with respect to an Option previously granted under the Plan.

25.  AMENDMENT AND CONSOLIDATION OF PRIOR PLANS

     This Plan amends, consolidates and restates each of the Newbridge Networks Corporation 1989-1994 Stock Option Plan for United States Subsidiaries, the Newbridge Networks Corporation Canadian Key Employee Stock Option Plan and the Newbridge Networks Corporation United Kingdom Key Employee Stock Option Plan (together, the "Prior Plans"), and the terms and provisions of this Plan shall be deemed to supersede and replace the terms and provisions of each of the Prior Plans. No provision of this Plan, however, may, without the consent of the Optionee, alter or impair any rights or increase any obligations with respect to an option granted under the Prior Plans prior to the effective date of this Plan.

26.  CHANGE IN CONTROL

     In the event of a "Change in Control", as defined below, unless otherwise determined by the Committee or the Board of Directors prior to the occurrence of such Change in Control, any Options outstanding as of the date such Change in Control is determined to have occurred and not then exercisable shall become fully exercisable effective one day prior to the
     date of such Change of Control.   In addition, the value of all outstanding
     Options shall, unless otherwise determined by the Committee or the Board of Directors at or after the Date of Grant, be cashed out on the basis of the "Change in Control Price", as defined below, as of the date such Change in Control is determined to have occurred or such other date as the Committee or the Board of Directors may determine prior to the Change in Control. Outstanding options as of the date of such Change of Control may be cashed out only if the Change in Control Price is higher than the Exercise Price of such outstanding options. Further, the Committee or the Board of Directors shall have the right to provide for the conversion or exchange of any outstanding Options into or for options, rights or other securities in any entity participating in, or resulting from, the Change in Control.

     For purposes of the Plan, a "Change in Control" means the happening of any of the following:

     (a) When any "person", together with any "affiliate" or "associate" of such person, as such terms are defined by the Corporations Act (other than the Corporation, a Subsidiary or a Corporation employee benefit plan, including any trustee of such plan acting as trustee), or a group of persons acting jointly or in concert with one another, hereafter acquires the

          "beneficial ownership", as defined in the Corporations Act, of, or control or direction over, directly or indirectly, securities of the Corporation representing 20 percent or more of the combined voting power of the Corporation's then outstanding securities; or

     (b) The occurrence of a transaction requiring shareholder approval involving the acquisition of the Corporation by an entity other than the Corporation or a Subsidiary through purchase of assets, by amalgamation or otherwise.

     For purposes of the Plan, "Change in Control Price" means the highest price per Common Share paid in any transaction reported on The Toronto Stock Exchange or paid or offered in any bona fide transaction related to a potential or actual change in control of the Corporation at any time during the preceding 60-day period as determined by the Committee or the Board of Directors.

27.  TERMINATION OF PLAN

     Except as otherwise provided herein, Options may be granted only within the ten year period from the date the Plan has been adopted by the Board of Directors. The termination of the Plan shall have no effect on outstanding Options, which shall continue in effect in accordance with their terms and conditions and the terms and conditions of the Plan, provided that no Option may be exercised after the tenth anniversary of its Date of Grant.

28.  FURTHER ASSURANCES

     Each Participant or Director Participant shall, when requested to do so by the Corporation, sign and deliver all such documents relating to the granting or exercise of Options deemed necessary or desirable by the Corporation.

29.  GOVERNING LAW

     The Plan is established under the laws of the Province of Ontario, and the rights of all parties and the construction and effect of each provision of the Plan shall be according to the laws of the Province of Ontario.

DATED the 21st day of October, 1991, as amended the 13th day of September, 1993, the 6th day of June, 1995, the 5th day of July, 1996, the 3rd day of June, 1997, the 25th day of November 1997 and the 2nd day of June, 1998.

NEWBRIDGE NETWORKS CORPORATION

/s/ Terence H. Matthews
------------------------------------
Chairman


/s/ John A. Farmer
------------------------------------
Secretary

                                  SCHEDULE I

REASON FOR GRANT              DATE OF GRANT                               OPTION GRANT
----------------              -------------                               ------------
Annual service on             Date of each annual meeting of          10,000 Option Shares
Board of Directors            shareholders at which the
                              Director Participant is elected to
                              the Board of Directors by the
                              shareholders

Annual service as member      Date of each annual meeting of          2,000 Option Shares
of a Standing Committee       shareholders following which
(other than as Chair)         the Director Participants is
                              appointed as a member of a
                              Standing Committee by the
                              Board of Directors

Annual service as Chair of    Date of each annual meeting of          4,000 Option Shares
a Standing Committee          Shareholders following which
                              the Director Participant is
                              appointed as Chair of a Standing
                              Committee by the Board of
                              Directors

Notes:

1. A Director Participant must be a member of the Board of Directors or a Standing Committee of the Board of Directors, as the case may be, as of the Date of Grant.

2. The exercise price of Options granted to Director Participants shall not be lower than the average of the average of the daily high and low board lot trading prices of the Common Shares on The Toronto Stock Exchange for the five days preceding the Date of Grant, rounded to the next highest cent.

3. "Standing Committee" of the Board of Directors means a committee formed by the board to meet on a regular basis over an extended period of time, and which is declared by the Board of Directors to be a Standing Committee, and includes the Audit Committee, the Employee Compensation Committee and the Directors' Affairs Committee.

                                  EXHIBIT 10.2

                                    [LOGO]

                        NEWBRIDGE NETWORKS CORPORATION
                      1999 KEY EMPLOYEE STOCK OPTION PLAN


1.   PURPOSE OF THE PLAN

     The purpose of the Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan is to develop the interest of and provide an incentive to eligible employees, directors and consultants of Newbridge Networks Corporation (the "Corporation") and its subsidiaries in the Corporation's growth and development by granting to eligible employees, directors and consultants from time to time options to purchase Common Shares of the Corporation, thereby advancing the interests of the Corporation and its shareholders.

2.   DEFINITIONS

     In this Plan:

     (a)  "Associates" has the meaning assigned by the Ontario Securities Act;

     (b)  "Board of Directors" means the board of directors of the Corporation;

     (c)  "Committee" means:

          (i) with respect to Participants, the Employee Compensation Committee of three or more members appointed by the Board of Directors to administer the Plan and the Board of Directors if no Employee Compensation Committee has been appointed; and

          (ii) with respect to Director Participants, the Board of Directors;

     (d)  "Common Shares" means the common shares of the Corporation;

     (e) "Corporations Act" means the Canada Business Corporations Act, as amended, and the regulations promulgated thereunder.

     (f) "Date of Grant" means, for any Option, the date upon which the Option was granted;

     (g) "Director Participant" means a director of the Corporation who is not an employee of the Corporation;

     (h) "Disability" means permanent and total disability as determined under policies established by the Committee for the purposes of the Plan;

     (i) "Exercise Period" means, with respect to any Option Shares, the period during which an Optionee may purchase such Option Shares;

     (j) "Insider" means an insider of the Corporation as defined in the "Employee Stock Option and Stock Purchase Plans, Options for Service and Related Matters" section of The Toronto Stock Exchange Company Manual;

     (k) "Ontario Securities Act" means the Securities Act, RSO 1990, c.s 5, as amended;

     (l) "Option" means a non-assignable and non-transferable option to purchase Common Shares granted pursuant to the Plan;

     (m) "Optionee" means a Participant or a Director Participant who has been granted one or more Options;

     (n) "Option Shares" means Common Shares which are subject to purchase upon the exercise of outstanding Options;

     (o) "Participant" means a current or former full-time permanent employee of the Corporation or any of its Subsidiaries or a director (other than a Director Participant) of any Subsidiary of the Corporation, or a person (other than a Director Participant) or corporation or other entity providing consulting or similar services to the Corporation or any of its Subsidiaries;

     (p) "Plan" means the Newbridge Networks Corporation 1999 Key Employee Stock Option Plan as set out herein;

     (q) "Plan Shares" means that number of Common Shares reserved for issuance pursuant to the exercise of stock options in accordance with the terms of the Plan;;

     (r) "Retirement" means retirement from active employment with the Corporation or a Subsidiary in accordance with the Corporation's or Subsidiary's policies from time to time relating to mandatory or early retirement of employees, or with the consent for purposes of the Plan of such officer of the Corporation as may be designated by the Committee, at or after such earlier age and upon the completion of such years of service as the Committee may specify; and

     (s) "Subsidiary" means any corporation in which the Corporation, directly or through one or more corporations which are themselves Subsidiaries of the Corporation, owns 50% or more of the shares eligible to vote at meetings of the shareholders.

3.   ELIGIBILITY

     All Participants and Director Participants shall be eligible to participate in the Plan. Eligibility to participate shall not confer upon any Participant any right to be granted Options pursuant to the Plan. The extent to which any Participant shall be entitled to be granted Options pursuant to the Plan shall be determined in the sole and absolute discretion of the Committee.

     Provided however that:

       (i) The number of Common Shares reserved for issuance to any one person pursuant to Options shall not exceed 5% of the outstanding issue; and

       (ii) The number of Common Shares reserved for issuance pursuant to Options granted to Insiders shall not exceed 10% of the outstanding issue;

       (iii) The number of Common Shares issued to Insiders within a one year period pursuant to the Plan shall not exceed 10% of the outstanding issue; and

       (iv) The number of Common Shares issued to any one Insider and such Insider's Associates within a one-year period shall not exceed 5% of the outstanding issue.

     For purposes of the meaning of "outstanding issue" in (iii) and (iv) above, this shall be determined on the basis of the number of Common Shares that are outstanding immediately prior to the share issuance in question, excluding shares issued pursuant to the Plan over the preceding one-year period.

4.   NUMBER OF OPTION SHARES AVAILABLE FOR GRANTS

     The Plan Shares shall not exceed 10,000,000 Common Shares, subject to the adjustment of such number pursuant to paragraph 18.

     No Option may be granted by the Committee which would have the effect of causing the total number of all Option Shares to exceed the number of Plan Shares unless the exercise of any Option granted in circumstances where the number of Option Shares exceeds the number of Plan Shares is expressly made subject to the condition that The Toronto Stock Exchange and the shareholders of the Corporation approve prior to the exercise of any such Option an increase in the number of Plan Shares sufficient to accommodate the exercise of such Option.

     Upon the expiration, cancellation or termination, in whole or in part, of an unexercised Option, the Option Shares subject to such Option shall be available for other Options to be granted from time to time.

5.   GRANTING OF OPTIONS

     The Committee may from time to time grant Options to Participants to purchase a specified number of Common Shares at a specified exercise price per share. The number of Option Shares to be granted, the exercise price, the Date of Grant, and such other terms and conditions of the Option shall be as determined by the Committee.

     The Committee shall grant Options to Director Participants upon the occurrence of the events set forth in Schedule I to the Plan. For all such Options, the Date of Grant, exercise price and number of Option Shares shall, subject to the adjustment of the number of Option Shares pursuant to paragraph 18, be as set forth in Schedule I, and such other terms and conditions of the Option as determined by the Committee.

6.   EXERCISE PRICE

     The exercise price per Common Share purchasable under an Option shall not be lower than the average of the average of the daily high and low board lot trading prices on the Toronto Stock Exchange for the five days preceding the Date of Grant, rounded to the next highest cent.

7.   EXERCISE PERIOD

     Unless otherwise specified by the Committee at the time of granting an Option, and except as otherwise provided in the Plan, each Option shall be exercisable in the following installments:

     Percentage of Total Number
     of Option Shares Which
     May Be Purchased                 Exercise Period
     -------------------------        ------------------------------------

     25%                              From the first anniversary of the
                                      Date of Grant to and including the
                                      fifth anniversary of the Date of Grant


     25% From the second anniversary of the Date of Grant to and including the fifth anniversary of the Date of Grant


     25%                              From the third anniversary of the
                                      Date of Grant to and including the
                                      fifth anniversary of the Date of Grant

     25% From the fourth anniversary of the Date of Grant to and including the fifth anniversary of the Date of Grant

     Once an installment becomes exercisable it shall remain exercisable until expiration or termination of the Option, unless otherwise specified by the Committee. Each Option or installment may be exercised at any time or from time to time, in whole or in part, for up to the total number of Common Shares with respect to which it is then exercisable. The Committee shall have the right to accelerate the date upon which any installment of any Option is exercisable.

8.   TERM OF OPTIONS

     Subject to accelerated termination as provided for in the Plan, each Option shall, unless otherwise specified by the Committee, expire on the fifth anniversary of the Date of Grant, provided, however, that no Option may be exercised after the tenth anniversary of the Date of Grant.

9.   EXERCISE OF OPTIONS

     An Optionee or the transferee of an Option pursuant to paragraph 14 may, at any time within the Exercise Period elect to purchase all or a portion of the Option Shares which the Optionee is then entitled to purchase by delivering to the Corporation a completed notice of exercise, specifying the Date of Grant of the Option being exercised, the exercise price of the Option and the number of Option Shares the Optionee desires to purchase. The notice of exercise shall be accompanied by payment in full of the purchase price for such Option Shares.

     Payment can be made by cash, certified cheque, bank draft, money order or the equivalent payable to the order of the Corporation.

10.  WITHHOLDING OF TAX

     If the Corporation determines that under the requirements of applicable taxation laws it is obliged to withhold for remittance to a taxing authority any amount upon exercise of an Option, the Corporation may, prior to and as a condition of issuing the Option Shares, require the Optionee or the transferee of an Option pursuant to paragraph 14 exercising the Option to pay to the Corporation, in addition to and in the same manner as the purchase price for the Option Shares, such amount as the Corporation is obliged to remit to such taxing authority in respect of the exercise of the Option. Any such additional payment shall, in any event, be due no later than the date as of which the applicable amount must be remitted by the Corporation to the appropriate taxing authority.

11.  SHARE CERTIFICATES

     Upon exercise of an Option and payment in full of the purchase price and any applicable tax withholdings, the Corporation shall cause to be issued and delivered to the Optionee within a reasonable period of time a certificate or certificates in the name of or as directed by the Optionee representing the number of Common Shares the Optionee has purchased.

12.  TERMINATION OF EMPLOYMENT OR SERVICES

          Unless otherwise determined by the Committee, if an Optionee's employment or services as a director or consultant terminate for any reason other than death, Disability or Retirement, any Option held by such Optionee shall expire and be cancelled upon the earlier of the 60th day following the conclusion of the notice period following such termination or the expiration of the stated term of such Option.

     Options shall not be affected by any change of employment within or among the Corporation or its Subsidiaries or by termination of services as a director, unless otherwise determined by the Committee, so long as the Participant continues to be an employee of or consultant to the Corporation or a Subsidiary or a director of the Corporation or a Subsidiary.

13.  TERMINATION BY REASON OF DISABILITY OR RETIREMENT

     Unless otherwise determined by the Committee, if an Optionee's employment or services as a director or consultant terminate by reason of Disability or Retirement, any Option held by such Optionee shall continue to be exercisable by the Optionee in accordance with the terms of this Plan and shall expire on the stated term of such option.

14.  TERMINATION BY REASON OF DEATH

     Unless otherwise determined by the Committee, if an Optionee dies, any Options held by such Optionee that are not exercisable shall become exercisable immediately upon the Optionee's death ("Accelerated Vesting Date"). All Options held by the Optionee at the time of death shall continue to be exercisable for a period of one year following the Accelerated Vesting Date, after which period all Options shall expire and be cancelled.

15.  TRANSFER AND ASSIGNMENT

     Options granted under the Plan are not assignable or transferable by the Optionee or the Optionee's personal representative or subject to any other alienation, sale, pledge or encumbrance by such Optionee except by will or by the laws of intestacy. During the Optionee's lifetime Options shall be exercisable only by the Optionee or the Optionee's personal representatives. The obligations of each Optionee shall be binding on his heirs, executors and administrators.

16.  NO RIGHT TO EMPLOYMENT

     The granting of an Option to a Participant under the Plan does not confer upon the Participant any right to expectation of employment by, or to continue in the employment of, the Corporation or any Subsidiary, or to be retained as a consultant by the Corporation or any Subsidiary.

17.  RIGHTS AS SHAREHOLDERS

     The Optionee or the transferee of an Option pursuant to paragraph 14 shall not have any rights as a shareholder with respect to Option Shares until the Common Shares have been duly purchased and paid for in accordance with the terms of the Plan.

18.  ADMINISTRATION OF THE PLAN


     The Plan shall be administered by the Committee. No member of the Committee, while a member, shall be eligible to participate in the Plan other than with respect to Options granted as set forth in Schedule I to the Plan. Subject to the terms of the Plan, the Committee shall have the authority to:

     (a) determine the individuals and entities (from among the class of individuals and entities eligible to receive Options) to whom Options may be granted;

     (b)  determine the number of Common Shares to be subject to each Option;

     (c) determine the terms and conditions of any grant of Option, including but not limited to

          (i)    the time or times at which Options may be granted;

          (ii)   the exercise price at which Option Shares may be purchased;

          (iii) the time or times when each Option shall become exercisable and the duration of the Exercise Period;

          (iv) whether restrictions or limitations are to be imposed on Option Shares, and the nature of such restrictions or limitations, if any; and

          (v) any acceleration of exercisability or waiver of termination regarding any Option, based on such factors as the Committee may determine;

     (d) interpret the Plan and prescribe and rescind rules and regulations relating to the Plan.

     The interpretation and construction by the Committee or the Board of Directors of any provisions of the Plan or of any Option granted under it shall be final and binding on all persons. No member of the Committee or the Board of Directors shall be liable for any action or determination made in good faith with respect to the Plan or any Option granted under it. The day-to-day administration of the Plan may be delegated to such officers and employees of the Corporation or any Subsidiary as the Committee shall determine.

19.  RECAPITALIZATION AND REORGANIZATION

     The number of Plan Shares, the number of Option Shares subject to each outstanding and unexercised Option and the exercise price for such Option Shares, as well as the number of Option Shares for Director Participants set out in Schedule 1, shall be appropriately adjusted for any change in the Common Shares or in the number of Common Shares outstanding by reason of any stock split, stock dividend on the Common Shares payable in Common Shares other than pursuant to any optional stock dividend program, subdivision, combination, reclassification, amalgamation, arrangement, consolidation, rights or warrant offering to purchase Common Shares at or below market price, or any other relevant change or event affecting the Common Shares. Each adjustment to the exercise price for Option Shares pursuant to this provision shall be calculated and rounded to the nearest higher cent. Any fractional shares which might otherwise become subject to an Option as a result of an adjustment pursuant to this paragraph shall be eliminated without any payment therefor.

20.  CONDITIONS OF EXERCISE

     The Plan and each Option shall be subject to the requirement that, if at any time the Committee determines that the listing, registration or qualification of the

     Common Shares subject to such Option upon any securities exchange or under any provincial, state or federal law, or the consent or approval of any governmental body, securities exchange, or the holders of the Common Shares generally, is necessary or desirable, as a condition of, or in connection with, the granting of such Option or the issue or purchase of Common Shares thereunder, no such Option may be granted or exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the
               -
     Committee.

21.  LOANS

     The Board of Directors may, in its discretion, but subject always to section 44 of the Corporations Act, grant loans, on such terms as are permitted by law and the Board of Directors may determine, to Optionees, who are employees of the Corporation or its subsidiaries, to enable them to purchase Option Shares, provided that all Common Shares purchased with the proceeds of such loans shall be held by a trustee until the Corporation has been repaid in full.

22.  NOTICES

     All written notices to be given by the Optionee to the Corporation shall be delivered personally or by registered mail, postage prepaid, addressed as follows:

     Newbridge Networks Corporation
     600 March Road
     Kanata, Ontario
     K2K 2E6
     Attention:  Secretary

     Any notice given by the Optionee pursuant to the terms of an Option shall not be effective until actually received by the Corporation at the above address.

23.  CORPORATE ACTION

     Nothing contained in the Plan or in an Option shall be construed so as to prevent the Corporation or any Subsidiary of the Corporation from taking corporate action which is deemed by the Corporation or the Subsidiary to be appropriate or in its best interest, whether or not such action would have an adverse effect on the Plan or any Option.

24.  AMENDMENTS

     The Board of Directors shall have the right, in its sole discretion, subject to the prior approval of The Toronto Stock Exchange and, if required, of the holders of Common Shares of the Corporation, to alter, amend, modify or terminate the Plan or any Option granted under the Plan at any time without notice. The Board of Directors shall not, however, alter, amend or modify Schedule I more often than once every six months other than to comport with changes to applicable tax and employee benefit laws and the respective rules and regulations thereunder. No such amendment, however, may, without the consent of the Optionee or the transferee of an Option pursuant to paragraph 14, alter or impair any rights or increase any obligations with respect to an Option previously granted under the Plan.

25.  AMENDMENT AND CONSOLIDATION OF PRIOR PLANS

     This Plan amends, consolidates and restates each of the Newbridge Networks Corporation 1989-1994 Stock Option Plan for United States Subsidiaries, the Newbridge Networks Corporation Canadian Key Employee Stock Option Plan and the Newbridge Networks Corporation United Kingdom Key Employee Stock Option Plan (together, the "Prior Plans"), and the terms and provisions of this Plan shall be deemed to supersede and replace the terms and provisions of each of the Prior Plans. No provision of this Plan, however, may, without the consent of the Optionee, alter or impair any rights or increase any obligations with respect to an option granted under the Prior Plans prior to the effective date of this Plan.

26.  CHANGE IN CONTROL

     In the event of a "Change in Control", as defined below, unless otherwise determined by the Committee or the Board of Directors prior to the occurrence of such Change in Control, any Options outstanding as of the date such Change in Control is determined to have occurred and not then exercisable shall become fully exercisable effective one day prior to the date of such Change of Control. In addition, the value of all outstanding Options shall, unless otherwise determined by the Committee or the Board of Directors at or after the Date of Grant, be cashed out on the basis of the "Change in Control Price", as defined below, as of the date such Change in Control is determined to have occurred or such other date as the Committee or the Board of Directors may determine prior to the Change in Control. Outstanding options as of the date of such Change of Control may be cashed out only if the Change in Control Price is higher than the Exercise Price of such outstanding options. Further, the Committee or the Board of Directors shall have the right to provide for the conversion or exchange of any outstanding Options into or for options, rights or other securities in any entity participating in, or resulting from, the Change in Control.

     For purposes of the Plan, a "Change in Control" means the happening of any of the following:

     (a) When any "person", together with any "affiliate" or "associate" of such person, as such terms are defined by the Corporations Act (other than the Corporation, a Subsidiary or a Corporation employee benefit plan, including any trustee of such plan acting as trustee), or a group of persons acting jointly or in concert with one another, hereafter acquires the

          "beneficial ownership", as defined in the Corporations Act, of, or control or direction over, directly or indirectly, securities of the Corporation representing 20 percent or more of the combined voting power of the Corporation's then outstanding securities; or

     (b) The occurrence of a transaction requiring shareholder approval involving the acquisition of the Corporation by an entity other than the Corporation or a Subsidiary through purchase of assets, by amalgamation or otherwise.

     For purposes of the Plan, "Change in Control Price" means the highest price per Common Share paid in any transaction reported on The Toronto Stock Exchange or paid or offered in any bona fide transaction related to a potential or actual change in control of the Corporation at any time during the preceding 60-day period as determined by the Committee or the Board of Directors.

27.  TERMINATION OF PLAN

     Except as otherwise provided herein, Options may be granted only within the ten year period from the date the Plan has been adopted by the Board of Directors. The termination of the Plan shall have no effect on outstanding Options, which shall continue in effect in accordance with their terms and conditions and the terms and conditions of the Plan, provided that no Option may be exercised after the tenth anniversary of its Date of Grant.

28.  FURTHER ASSURANCES

     Each Participant or Director Participant shall, when requested to do so by the Corporation, sign and deliver all such documents relating to the granting or exercise of Options deemed necessary or desirable by the Corporation.

29.  GOVERNING LAW

     The Plan is established under the laws of the Province of Ontario, and the rights of all parties and the construction and effect of each provision of the Plan shall be according to the laws of the Province of Ontario.

DATED the 2nd day of June,

NEWBRIDGE NETWORKS CORPORATION

/s/ TERENCE H. MATTHEWS
-----------------------
Chairman

/s/ JOHN A. FARMER
------------------
Secretary

                                           SCHEDULE I


REASON FOR GRANT                        DATE OF GRANT                                   OPTION GRANT
----------------                        -------------                                   ------------
Annual service on Board of              Date of each annual meeting of           10,000 Option Shares
Directors                               shareholders at which the
                                        Director Participant is elected to
                                        the Board of Directors by the
                                        shareholders

Annual service as member                Date of each annual meeting of            2,000 Option Shares
of a Standing Committee                 shareholders following which
(other than as Chair)                   the Director Participants is
                                        appointed as a member of a
                                        Standing Committee by the
                                        Board of Directors

Annual service as Chair of              Date of each annual meeting of            4,000 Option Shares
a Standing Committee                    Shareholders following which
                                        the Director Participant is
                                        appointed as Chair of a Standing
                                        Committee by the Board of
                                        Directors

Notes:

1. A Director Participant must be a member of the Board of Directors or a Standing Committee of the Board of Directors, as the case may be, as of the Date of Grant.

2. The exercise price of Options granted to Director Participants shall not be lower than the average of the average of the daily high and low board lot trading prices of the Common Shares on The Toronto Stock Exchange for the five days preceding the Date of Grant, rounded to the next highest cent.

3. "Standing Committee" of the Board of Directors means a committee formed by the board to meet on a regular basis over an extended period of time, and which is declared by the Board of Directors to be a Standing Committee, and includes the Audit Committee, the Employee Compensation Committee and the Directors' Affairs Committee.

                                 EXHIBIT 10.9

                                LOAN AGREEMENT

          THIS AGREEMENT is made as of the 30th day of January, 1998.

BETWEEN:

                                    NEWBRIDGE NETWORKS CORPORATION

                                         (the "Borrower")

                                         - and -

                                         CITIBANK CANADA AND SUCH OTHER
                                         PARTIES AS MAY FROM TIME TO TIME
                                         BECOME LENDERS HEREUNDER

                                         (collectively, the "LENDERS")

          NOW THEREFORE THIS AGREEMENT WITNESSES that, in consideration of the covenants and agreements herein contained, the parties hereto agree as follows:

                                   ARTICLE 1
                                INTERPRETATION

1.1       DEFINITIONS.

          For the purposes of this Agreement:

"ADVANCE DATE" means each date on which an Advance will be made in accordance with, and subject to, the provisions hereof;

"ADVANCES" means advances made by the Lenders under this Agreement and "Advance" means any one of such Advances. The Advances will be denominated in Canadian Dollars;

"AGREEMENT" means this agreement and all schedules attached to this Agreement, in each case as they may be amended, supplemented or restated from time to time; the expressions "hereof', "herein", "hereto", "hereunder", "hereby" and similar expressions refer to this Agreement as a whole and not to any particular article, section, schedule or other portion hereof.,

"BORROWER" means Newbridge Networks Corporation, its successors and permitted assigns;

"BRANCH OF ACCOUNT" means the Citibank branch specified in Schedule A, or such other bank or branch thereof as the Lenders may designate in writing to the Borrower;

"BUSINESS DAY" means a day other than a Saturday or Sunday on which Lenders are generally open for business in the place or places specified in Toronto, Ontario;

"CANADIAN DOLLARS" and "$" each mean lawful money of Canada;

"CITIBANK" means Citibank Canada, its successors and assigns;

"COLLATERAL" means: (1) (a) the Pledged Securities; (b) all securities, instruments, negotiable documents of title and other personal property of any kind which may hereafter be acquired by the Borrower in renewal of or substitution for, as owner of, or as a result of the exercise of any rights relating to, any of the property described in this definition; (c) all dividends, income or other distributions, whether paid or distributed in cash, securities or other property, in respect of any of the property described in this definition; (d) all intangibles now or hereafter relating in any way to any of the property described in this definition; and (e) all proceeds of any of the property described in this definition; all in accordance with and to the extent provided in the Pledge Agreement; and (2) all right, title and interest of the Borrower in and to the Hedge Agreement and all benefits to be derived thereunder, all in accordance with and to the extent provided in the Specific Assignment;

"DEFAULT" means any event which, but for the lapse of time, giving of notice or both, would constitute an Event of Default;

"DEMAND" has the meaning attributed to such term in section 9.1;

"DEMAND LOAN" means the demand loan in the principal amount of $15,578,670 to be advanced by the Lenders to the Borrower pursuant to section 2.1, as such amount may be reduced in accordance with sections 2.3 and 2.5;

"DEMAND LOAN INTEREST RATE" means the rate of interest per annurn equal to the discount rate expressed as an annual percentage, at which Citibank on any particular Business Day would be prepared to accept Canadian dollar bankers' acceptances having a term of 30 days;

"DISCOUNT RATE" means, as at any given date with respect to any prepayment of the Term Loan, or any portion thereof, the rate of interest per annum then quoted by Citibank as the fixed rate equivalent to Canadian dollar bankers' acceptances having a term equal to the remaining term to maturity of the Term Loan determined at such date. For purposes hereof, term to maturity is the period from such date to the Due Date;

"DUE DATE" means the date specified in Schedule A, or such earlier date as the entire balance of the Demand Loan and/or the Term Loan may become due hereunder, whether by acceleration or otherwise;

"ESCROW AGENT" means Montreal Trust Company of Canada, its successors and permitted assigns;

"ESCROW AGREEMENT" means the escrow agreement made as of the date hereof among the Borrower, the Lenders and the Escrow Agent, as such agreement may be amended, supplemented or restated from time to time;

"EVENT OF DEFAULT" has the meaning attributed to such term in section 10. 1;

"EXCLUDED TAXES" means (a) any Taxes, including capital taxes, now or hereafter imposed, levied, collected, withheld or assessed on any of the Lenders by any jurisdiction (other than Canada and any jurisdiction within Canada) in which such Lender is subject to Tax as a result of such Lender (i) carrying on a trade or business in such jurisdiction or being deemed to do so, or having a permanent establishment in such jurisdiction; (ii) being organized under the laws of such jurisdiction; (iii) being resident or deemed to be resident in such jurisdiction; or (iv) not dealing at arm's length with the Borrower; and (b) any Taxes imposed, levied, collected, withheld or assessed on the overall net income of such Lender by Canada or any jurisdiction within Canada; but does not include any sales, goods or services Tax payable under the laws of any jurisdiction with respect to any goods or services made available by such Lender to the Borrower under this Agreement or any withholding tax payable under the laws of Canada;

"GOVERNMENTAL BODY" means any government, parliament, legislature, or any regulatory authority, agency, commission or board of any government, parliament or legislature, or any court or (without limitation to the foregoing) any other law, regulation or rule-making entity (including, without limitation, any central bank, fiscal or monetary authority or authority regulating banks), having or purporting to have jurisdiction in the relevant circumstances, or any Person acting or purporting to act under the authority of any of the foregoing (including, without limitation, any arbitrator);

"HEDGE AGREEMENT" means the future stock price hedge agreement between the Borrower and Citibank made as of the date hereof, which agreement is designed to protect the Borrower against or manage exposure to fluctuations in the share price of the Pledged Securities, as such agreement may be amended, supplemented or restated from time to time;

"INTEREST PAYMENT DATES" has the meaning specified in Schedule A, and "INTEREST PAYMENT DATE" means any one of them, as applicable;

'KEEP WHOLE AMOUNT" means with respect to each prepayment of the Term Loan, whether in whole or in part, the amount, which shall not be less than zero, equal to the amount, if any, by which: (a) the aggregate present value as of the date of such prepayment of each dollar of principal, assuming the principal is paid at the Due Date, and the amount of interest that would have been payable between the date of such prepayment and the Due Date if such payment had not been made less a proportionate amount of the incremental Advances, determined by discounting such amounts at the Discount Rate from the respective dates on which they would have been payable, exceeds (b) the principal amount of such prepayment;

"LENDERS" means, collectively, Citibank and such other parties as may from time to time become lenders hereunder, their respective successors and assigns;

"LIEN" means any mortgage, lien, pledge, assignment, charge, security interest or other encumbrance and includes any contractual restriction which, if contravened, may give rise to an encumbrance;

"LOAN" means, collectively, the Demand Loan and the Term Loan;

"LOAN DOCUMENTS" means this Agreement and the agreements, instruments and documents delivered from time to time (both before and after the date of this Agreement) to the Lenders by the Borrower as contemplated by the provisions hereof and "LOAN DOCUMENT" means any one of such Loan Documents;

"MATERIAL ADVERSE EFFECT" means a material adverse effect (or a series of adverse effects, none of which is material in of itself but which, cumulatively, result in a material adverse effect) on: (i) the business, operations, assets, financial condition or prospects of the Borrower, measured as a whole; or (ii) the ability of the Borrower to pay or perform any of the Obligations; or (iii) the ability of the Lenders to enforce any of the Obligations;

"OBLIGATIONS" means all indebtedness, liabilities and other obligations of the Borrower to the Lenders hereunder or under any other Loan Document, whether actual or contingent, direct or indirect, matured or not, now existing or arising hereafter;

"OFFICERS' CERTIFICATE" means a certificate signed by any two officers of the Borrower;

"PERSON" means any individual, partnership, limited partnership, joint venture, syndicate, sole proprietorship, company or corporation with or without share capital, unincorporated association, trust, trustee, executor, administrator or other legal personal representative, government or Governmental Body, authority or entity however designated or constituted;

"PLEDGE AGREEMENT" means the securities pledge agreement made as of the date hereof by the Borrower in favour of the Lenders, pursuant to which the Borrower has granted to the Lenders a security interest in, inter alia, the Pledged Securities, as such agreement may be amended, supplemented or restated from time to time;

"PLEDGED SECURITIES" means, collectively, the securities specified in Schedule
A;

"PRIME RATE" means, at any time, the annual rate of interest which Citibank establishes at its principal office in Toronto as the reference rate of interest to determine interest rates it will charge at such time for term loans in Canadian Dollars made to its customers in Canada and which it refers to as its "prime rate of interest", such rate to be adjusted automatically and without the necessity of any notice to the Borrower upon each change to such rate;

"PRO RATA SHARE" means, at any time, with respect to a Lender, the amount of each Advance which such Lender is required to make hereunder, expressed as a percentage and set out in Schedule A;

"SECURITY DOCUMENTS" means, collectively, the Pledge Agreement and the Specific Assignment;

"SPECIFIC ASSIGNMENT" means the specific assignment of agreement made as of the date hereof by the Borrower in favour of the Lenders, pursuant to which the Borrower has assigned its right, title and interest in and to the Hedge Agreement and all benefits to be derived thereunder to the Lenders, as such agreement may be amended, supplemented or restated from time to time;

"TAXES" means all taxes of any kind or nature whatsoever, including (without limitation) income taxes, sales or value-added taxes, levies, stamp taxes, royalties, duties, and all fees, deductions, compulsory loans and withholdings imposed, levied, collected, withheld or assessed as of the date hereof or at any time in the future, by any Governmental Body of or within Canada or any other jurisdiction whatsoever having power to tax, together with penalties, fines, additions to tax and interest thereon;

"TERM LOAN" means the term loan in the original principal amount of $34,421,330, together with all subsequent Advances, in each case to be advanced by the Lenders to the Borrower pursuant to section 2.2, as such loan may be reduced in accordance with sections 2.4 and 2.5, and

"TERM LOAN INTEREST RATE" means 5.46% per annum.

1.2       GENDER AND NUMBER.

          Words importing the singular include the plural and vice versa and words importing gender include all genders.

1.3       INTEREST ACT (CANADA).

          For purposes of the Interest Act (Canada), where in any Loan Document an annual rate of interest is to be calculated during a leap year, the yearly rate of interest to which such rate is equivalent is such rate multiplied by 366 and divided by 365.

1.4       INVALIDITY, ETC.

          Each of the provisions contained in any Loan Document is distinct and severable and a declaration of invalidity, illegality or unenforceability of any such provision or part thereof by a court of competent jurisdiction shall not affect the validity or enforceability of any other provision of such Loan Document or of any other Loan Document. Without limiting the generality of the foregoing, if any amounts on account of interest or fees or otherwise payable by the Borrower to the Lenders hereunder exceed the maximum amount recoverable under applicable law, the amounts so payable hereunder shall be reduced to the maximum amount recoverable under applicable law.

1.5       HEADINGS, ETC.

          The division of a Loan Document into articles and sections, the inclusion of a table of contents and the insertion of headings are for convenience of reference only and shall not affect the construction or interpretation of such Loan Document.

1.6       GOVERNING LAW.

          Except as otherwise specifically provided, the Loan Documents shall be governed by and construed in accordance with the laws of the Province of Ontario and the laws of Canada applicable therein.

1.7       SUBMISSION.

          The parties irrevocably submit and agree to be bound by the non-exclusive jurisdiction of the courts of the Province of Ontario for all matters arising out of or in connection with the Loan Documents.

1.8       REFERENCES.

Except as otherwise specifically provided, reference in any Loan Document to any contract, agreement or any other instrument shall be deemed to include references to the same as varied, amended, supplemented, restated or replaced from time to time.

1.9       THIS AGREEMENT TO GOVERN.

          If there is any inconsistency between the terms of this Agreement and the terms of any other Loan Document, the provisions hereof shall prevail to the extent of the inconsistency, but the foregoing shall not apply to limit or restrict in any way the rights and remedies of the Lenders under the terms of the Loan Documents after the Liens thereby constituted shall have become enforceable.

1.10      GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

          Except as otherwise specifically provided herein, all accounting terms shall be applied and construed in accordance with generally accepted accounting principles consistently applied. References herein to "generally accepted accounting principles" mean, for all principles stated from time to time in the Handbook of the Canadian Institute of Chartered Accountants, such principles so stated.

1.11      ACTIONS ON DAYS OTHER THAN BUSINESS DAYS.

          Except as otherwise specifically provided herein, where any payment is required to be made or any other action is required to be taken on a particular day and such day is not a Business Day and, as a result, such payment cannot be made or action cannot be taken on such day, then this Agreement shall be deemed to provide that such payment shall be made or such action shall be taken on the first Business Day after such day and interest shall be calculated accordingly.

                                   ARTICLE 2
                                   THE LOAN

2.1       THE DEMAND LOAN.

     (a) Subject to the terms and conditions of this Agreement, each Lender hereby agrees to lend to the Borrower, on a non-revolving basis, by way of a single Advance its Pro Rata Share of the Demand Loan, upon satisfaction of the conditions set out in Article 8 applicable to the Demand Loan.

     (b) The Advance under the Demand Loan shall be made on notice (the "Demand Loan Advance Notice") given by the Borrower to the Lenders on the date of the Advance. The Demand Loan Advance Notice shall be in substantially the form of Schedule B and shall specify (i) the requested Advance Date, and (ii) the amount of the Advance.

2.2       THE TERM LOAN.

     (a) Subject to the terms and conditions of this Agreement, each Lender hereby agrees to lend to the Borrower, on a non-revolving basis, its Pro Rata Share of each Advance under the Term Loan, on the dates specified below:

               --------------------------------------------------------
                 ADVANCE DATE                       ADVANCE
               --------------------------------------------------------
                 January 30, 1998                   $34,421,330
               --------------------------------------------------------
                 July 30, 1998                          655,726
               --------------------------------------------------------
                 January 30, 1999                       668,218
               --------------------------------------------------------
                 July 30, 1999                          680,947
               --------------------------------------------------------
                 January 30, 2000                       693,920
               --------------------------------------------------------
                 July 30, 2000                          707,139
               --------------------------------------------------------
                 January 30, 2001                       720,610
               --------------------------------------------------------
                 July 30, 2001                          734,337
               --------------------------------------------------------
                 January 30, 2002                       748,326
               --------------------------------------------------------

               ------------------------------------------------------------
                 July 30, 2002                          762,582
               ------------------------------------------------------------

          in each case upon satisfaction of the conditions set out in Article 8.

     (b) Each of the Advances under the Term Loan shall be made on notice (the "Term Loan Advance Notice") given by the Borrower to the Lenders not later than 10:00 am (Toronto time) at least one Business Days prior to the date of the proposed Advance. Notwithstanding the foregoing, the Borrower shall be permitted to deliver a Term Loan Advance Notice in respect of the initial Advance under the Term Loan on the requested Advance Date of such initial Advance. Each Term Loan Advance Notice shall be in substantially the form of Schedule C and shall specify (i) the requested Advance Date, and (ii) the amount of such Advance.

2.3       REPAYMENTS AND REDUCTIONS OF THE DEMAND LOAN.

     (a) Unless Demand is earlier made by the Lenders, the Borrower shall repay, and there shall become due and payable, the following amounts of principal outstanding in respect of the Demand Loan on the dates specified below:

               ------------------------------------------------------------
                 REPAYMENT DATE                     AMOUNT OF REPAYMENT
               ------------------------------------------------------------
                 July 30, 1998                      $  655,726
               ------------------------------------------------------------
                 January 30, 1999                   $  668,218
               ------------------------------------------------------------
                 July 30, 1999                      $  680,947
               ------------------------------------------------------------
                 January 30, 2000                   $  693,920
               ------------------------------------------------------------
                 July 30, 2000                      $  707,139
               ------------------------------------------------------------
                 January 30, 2001                   $  720,610
               ------------------------------------------------------------
                 July 30, 2001                      $  734,337
               ------------------------------------------------------------
                 January 30, 2002                   $  748,326
               ------------------------------------------------------------
                 July 30, 2002                      $  762,582
               ------------------------------------------------------------
                 Due Date                           $9,206,865
               ------------------------------------------------------------

          The amounts so repaid as set forth above shall not be reborrowed and shall permanently reduce the amount of the Demand Loan.

     (b)  Notwithstanding the provisions of section 2.3(a), on the earlier of
          (i) the Due Date, and (ii) a Demand by the Lenders, the principal amount of the Demand Loan then outstanding, together with all accrued and unpaid interest and other amounts payable under this Agreement in respect of the Demand Loan. shall be due and payable in full by the Borrower.

2.4       REPAYMENTS OF THE TERM LOAN.

          On the Due Date, the principal amount of the Term Loan then outstanding, together with all accrued and unpaid interest and other amounts payable under this Agreement in respect of the Term Loan, shall be due and payable in full by the Borrower.

2.5       OPTIONAL PREPAYMENT.

     (a) The Borrower may, subject to the provisions of this Agreement, prepay the Demand Loan, in whole or in part, without penalty or premium but subject, where applicable, to unwinding or redeployment costs to be charged for the account of the Borrower and upon at least five Business Days' prior notice to the Lenders, stating the proposed date of such prepayment and the aggregate principal amount of such prepayment. If such notice is given, the Borrower shall pay in accordance with such notice the amount of such prepayment, plus all interest on the amount of such prepayment accrued to the date of such prepayment, plus, where applicable, any unwinding or redeployment costs to be charged for the account of the Borrower in respect of such prepayment. Each partial prepayment shall be in a minimum aggregate principal amount of $100,000. Any amount prepaid shall not be reborrowed and shall permanently reduce the amount of the Demand Loan. All amounts prepaid or repaid shall be applied firstly in reduction of the accrued unpaid interest then outstanding (whether or not due and owing), and thereafter in reduction of the principal amount of the Demand Loan then outstanding.

     (b) The Borrower may, subject to the provisions of this Agreement, prepay the Term Loan, in whole or in part, upon payment of the Keep Whole Amount in respect of such prepayment and upon at least five Business Days' prior notice to the Lenders, stating the proposed date of such prepayment and the aggregate principal amount of such prepayment. If such notice is given, the Borrower shall pay in accordance with such notice the amount of such prepayment, plus all interest on the amount of such prepayment accrued to the date of such prepayment, plus the Keep Whole Amount in respect of such prepayment. Each partial prepayment shall be in a minimum aggregate principal amount of $100,000. Any amounts prepaid shall not be reborrowed and shall permanently reduce the amount of the Term Loan. All amounts prepaid or repaid shall be applied firstly in reduction of the accrued and unpaid interest then outstanding (whether or not due and owing) and thereafter in reduction of the principal amount of the Term Loan then outstanding.

2.6       USE OF PROCEEDS.

          The Borrower shall use the Loan solely for general corporate purposes.

2.7       EVIDENCE OF DEBT

          The Advances shall be evidenced by a promissory notes to be executed by the Borrower in favour of the Lenders, in form and substance satisfactory to the Lenders, and the indebtedness of the Borrower in respect of all Advances hereunder shall be, absent manifest error, conclusively evidenced by the account records maintained by the Lenders. The failure of any of the Lenders to correctly record any amount or date shall not, however, affect the obligation of the Borrower to pay amounts due hereunder to any of the Lenders in accordance with this Agreement.

                                   ARTICLE 3
                          INTEREST, EXPENSES AND FEES

3.1       INTEREST ON THE LOAN.

          Interest shall accrue on the outstanding principal amount of (a) the Demand Loan at the Demand Loan Interest Rate, and (b) the Term Loan at the Term Loan Interest Rate. Interest on the Demand Loan and the Term Loan shall accrue from day to day, shall be calculated on the basis of the actual number of days elapsed and on the basis of a year of 365 days or 366 days in the case of a leap year and shall be compounded and payable to the Lenders in arrears on each Interest Payment Date in the manner stipulated in section 4. 1.

3.2       INTEREST ON OVERDUE AMOUNTS.

          The Borrower acknowledges that if any Obligations are not paid when due, the Lenders nevertheless will have entered into commitments relating to the funding obtained by the Lenders for such overdue Obligations. Therefore, all overdue amounts owing or deemed to be owing under this Agreement shall bear interest at a rate per annum determined on a daily basis that is equal to the Prime Rate plus 2% per annum, calculated on the basis of the actual number of days elapsed in a year of 365 days or 366 days in the case of a leap year. Such interest on overdue amounts shall accrue from day to day, be payable in arrears on demand and shall be compounded monthly on the last Business Day of each calendar month.

3.3       INCREASED COSTS.

          If, in the reasonable opinion of the Lenders, the Lenders are now or hereafter become subject to, or there is a change in:

     (a) any reserve, special deposit, deposit insurance or similar requirement against assets of, or deposits in or for the account of, or credit extended by, or any acquisition of funds by, the Lenders;

     (b) any reserve, special deposit or similar requirement with respect to all or any of the Obligations;

     (c)  Taxes (other than Excluded Taxes);

     (d)  any requirement relating to capital adequacy; or

     (c) any other condition imposed by applicable law or any interpretation of applicable law by an entity charged with the administration thereof in respect of any matter listed in paragraphs (a) through (d) above or similar thereto or any other condition with which financial institutions operating in Canada are accustomed to comply or have generally complied, whether or not having the force of law in respect of any matter listed in paragraphs (a) through (d) above or similar thereto, and the result of any of the foregoing, in the sole determination of the Lenders, is to increase the cost to, or to reduce any amount received or receivable by, the Lenders hereunder, or to reduce the Lenders' effective return hereunder or on its capital to a level below that which the Lenders could have otherwise achieved (using any reasonable averaging and attribution method), the Lenders shall determine that amount of money which shall compensate it for such increase in cost, or reduction in income, or reduction in rate of return on the Lenders' capital, and the Borrower shall pay such amount of money to the Lenders upon demand by the Lenders. The Lenders' determination of such increased cost or reduction shall be conclusive absent manifest error.

3.4       COSTS AND EXPENSES.

     (a) The Borrower on the one hand, and the Lenders on the other hand, shall pay their own costs and expenses in connection with the preparation of the Loan Documents and the initial execution, filing and registration thereof.

     (b) The Lenders shall also pay (i) their own costs and expenses incurred in connection with monitoring and administering the Loan and monitoring compliance by the Borrower of its obligations under the Loan Documents, including (without limitation) the costs and expenses incurred by the Lenders pursuant to sections 5.3 and 7.1(1) and 11.9, and (ii) subject to the following proviso and section 3.4(c), the out-of-pocket costs and expenses incurred by the Borrower in complying with the provisions of sections 5.3 and 11.9 at the request of the Lenders; provided that notwithstanding the provisions of this section 3.4(b), all such costs and expenses incurred by the Lenders after the occurrence of any Material Adverse Effect in the opinion of the Lenders shall be borne equally by the Lenders and the Borrower.

     (c) Notwithstanding sections 3.4(a) and 3.4(b), the Borrower shall pay to the Lenders on demand all reasonable costs and expenses (including all sales and value-added taxes) of the Lenders, their outside counsel (on a solicitor and their own client basis), their agents, officers and employees and any receiver or receiver-manager appointed by them or by a court in connection with the protection, enforcement and defence of any of the rights or remedies of the Lenders under any of the Loan Documents, including (without limitation) all costs and expenses of establishing the validity and enforceability of, or of collection of amounts owing under, any of the Loan Documents or of any enforcement of the Collateral or of entering into transactions to protect the value or sale price of the Collateral.

3.5       INDEMNITY.

     (a) The Borrower shall indemnify each of the Lenders and its officers, directors, employees, agents and other representatives (collectively, in this section 3.5, the "Indemnified Parties") from and against any and all liabilities and damages paid, incurred or suffered by the Indemnified Parties, or any of them, and any and all claims, demands, actions, causes of action, suits, losses, costs (including all documentary, recording, filing, mortgage or stamp taxes or duties), charges and expenses in connection therewith (irrespective of whether such Indemnified Party is a party to the action for which such indemnification hereunder is sought), and including reasonable legal fees and disbursements paid, incurred or suffered by, or asserted against, the Indemnified Parties, or any of them, with respect to, or as direct or indirect result of (i) any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of any Advances obtained hereunder; or (ii) the execution, delivery or performance of this Agreement or any Loan Document, except for such Indemnified Liabilities that a court of competent jurisdiction determines or rules on account of the relevant Indemnified Party's gross negligence or wilful misconduct.

     (b) The Borrower shall indemnify each of the Indemnified Parties from and against all losses, costs, damages and liabilities and reasonable expenses (including, without limitation, any costs or expenses sustained by the Lenders in hedging their exposure with respect to the Collateral) which the Indemnified Parties or any of them sustain or incur as a consequence of an Event of Default or a Demand, including (without limitation) the Keep Whole Amount in respect of any prepayment of the Term Loan, or any portion thereof, made as a result of such Event of Default. A certificate of the Lenders setting forth the amounts necessary to indemnify the Indemnified Parties, or any of them, in respect of such losses, costs, expenses, damages or liabilities shall be, absent manifest error, conclusive evidence of the amounts owing under this section 3.5(b).

                                   ARTICLE 4
                                   PAYMENTS

4.1       GENERALLY.

          All payments in respect of the Loan by the Borrower to the Lenders shall be made no later than 12:00 p.m. (Toronto time) on the due date thereof to the account specified therefor in writing by the Lenders at the Branch of Account or to such other account as may be specified by the Lenders to the Borrower from time to time. Any payments received after such time shall be considered for all purposes as having been made on the next following Business Day unless the Lenders otherwise agree in writing. All payments shall be made by way of certified cheque, bank draft, wire transfer or other immediately available funds.

4.2       NO DEDUCTION.

          All payments made by the Borrower to the Lenders shall be made in full, without set-off or counterclaim, and free of and without deduction or withholding for or on account of any present or future Taxes. If the Borrower shall be required by law to make any such deduction or withholding, the payment shall be increased as may be necessary so that after making all required deductions or withholdings (including deductions or withholdings applicable to additional amounts paid under this section 4.2), the Lenders receive an amount equal to the sum they would have received if no deduction or withholding had been made.

                                   ARTICLE 5
                                   SECURITY

5.1       SECURITY.

          As security for, inter alia, the due and punctual payment of all Obligations of the Borrower (other than the indebtedness of the Borrower in respect of the Demand Loan), the Borrower shall execute and deliver to the Lenders the Pledge Agreement and the Specific Assignment and such other security as may be mutually agreed upon by the Lenders and the Borrower from time to time.

5.2       NO MERGER.

          The Liens created by the Loan Documents shall not merge in any other security. No judgment obtained by the Lenders shall in any way affect any of the provisions of any of the Loan Documents. For greater certainty, no judgment obtained by the Lenders shall in any way affect the obligation of the Borrower to pay interest at the rates, times and in the manner provided in this Agreement.

5.3       FURTHER ASSURANCES - SECURITY.

          The Borrower shall take such action and execute and deliver to the Lenders such agreements, conveyances, deeds and other documents and instruments as the Lenders shall reasonably request, and, in the event the Lenders are unable to do so in a proper and timely manner, register, file or record the same (or a notice or financing statement in respect thereof) in all offices where such registration, filing or recording is, in the opinion of the Lenders or Lenders' counsel, necessary or advisable to constitute, perfect and maintain the Liens created by the Loan Documents in all jurisdictions reasonably required by the Lenders, in each case within a reasonable time after the request therefor by the Lenders, and in each case in form and substance satisfactory to the Lenders and Lenders' counsel.

5.4       NON-RECOURSE.

          Notwithstanding anything herein provided, the Lenders agree that their remedies hereunder against the Borrower with respect to the Obligations in respect of the Term Loan, including (without limitation) the principal amount owing in respect thereof, all accrued interest thereon and all costs and expenses relating thereto contemplated in sections 3.4(b) and 3.4(c) shall be limited solely to the Collateral, and to the Termination Costs, if any. For purposes hereof, Termination Costs means the positive value, if any, of the difference between (i) the present value of the Obligations in respect of the Term Loan net of future Advances remaining in respect of the Term Loan, and (ii) the present value of the Forward Price (as such term is defined in the Hedge Agreement), discounted at the fixed equivalent of Canadian dollar banker's acceptances plus zero as calculated in good faith by the Lenders.

                                   ARTICLE 6
                        REPRESENTATIONS AND WARRANTIES

6.1       REPRESENTATIONS AND WARRANTIES.

          To induce each of the Lenders to make Advances available hereunder, the Borrower represents and warrants to the Lenders as follows:

     (a) the Borrower is duly incorporated and validly existing under the laws of its jurisdiction of incorporation;

     (b) the Borrower has the corporate power and capacity to enter into the Loan Documents, to own, sell and grant a security interest in the Collateral and to perform its obligations under the Loan Documents.

     (c) the Borrower has taken all necessary corporate action to authorize the execution, delivery and performance of each of the Loan Documents;

     (d) there is no unanimous shareholder agreement which restricts, in whole or in part, the powers of the directors of the Borrower to manage or supervise the business and affairs of the Borrower;

     (e) the execution and delivery of this Agreement and the other Loan Documents and the performance by the Borrower of its obligations hereunder and thereunder: (i) does not and will not contravene, breach or result in any default under the articles, by-laws, constating documents or other organizational documents of the Borrower or under any agreement or other instrument or applicable law to which the Borrower is a party or by which the Borrower or any of its properties or assets may be bound;
          (ii) will not oblige the Borrower to grant any Lien to any Person on the Collateral (other than the Lenders); and (iii) will not result in or permit the acceleration of the maturity of any indebtedness, liability or obligation of the Borrower under any agreement or other instrument to which the Borrower is a party or by which the Borrower or any of its properties or assets may be bound;

     (f) no Default or Event of Default has occurred and is continuing nor shall there be any Default or Event of Default after giving effect to any Advance made hereunder;

     (g) since the date of this Agreement, no event, condition or circumstance has arisen, or is likely to arise, which could have a Material Adverse Effect;

     (h) no authorization, consent or approval of, or filing with or notice to, any Person (including any Governmental Body) is required in connection with the execution, delivery or performance of any of the Loan Documents by the Borrower;

     (i) each of the Loan Documents constitutes, or upon execution and delivery will constitute, a valid and binding obligation of the Borrower enforceable against it in accordance with its terms, subject only to applicable bankruptcy, insolvency, arrangement and other laws affecting the enforcement of creditors' rights generally and to the fact that the availability of equitable remedies is subject to the discretion of a court of competent jurisdiction;

     (j) the Borrower is the sole legal and beneficial owner of the Collateral with good and marketable title to the Collateral, free and clear of any Liens, other than Liens in favour of the Lenders under the Pledge Agreement. There are no agreements or restrictions which in any way limit or restrict the transfer of the Collateral. The Pledge Securities are freely tradable, are not subject to any hold periods and do not, together with any additional securities issued by the issuer of the Pledged Securities held by any combination of Persons including the Borrower, constitute either 20% of the voting securities of that issuer or a sufficient number of any securities of that issuer to affect materially the control of that issuer. The Borrower is not an insider of the issuer of the Pledged Securities within the meaning of Ontario securities legislation;

     (k) the Borrower, in entering into the transactions contemplated by this Agreement and the other Loan Documents and the Hedge Agreement, does not have knowledge of a material fact or material change with respect to the issuer of the Pledged Securities that has not been generally disclosed;

     (l) there is no investigation or litigation, regulatory, arbitration or other proceedings commenced, or to the knowledge of the Borrower, pending or threatened against the Borrower, which, if adversely determined, could (i) have a Material Adverse Effect, or (ii) affect the legality, validity or enforceability of this Agreement, any other Loan Document or the Hedge Agreement;

     (m) the audited annual financial statements of the Borrower for its most recently completed fiscal year and the unaudited quarterly financial statements of the Borrower for its most recently completed fiscal quarter, in the form delivered by the Borrower to the Lenders, have been prepared in accordance with generally accepted accounting principles and fairly, completely and accurately present the financial condition of the Borrower and the financial information presented therein for the period and as at the date thereof. The notes to such financial statements do not contain any misstatement of a material fact nor do they omit to state a material fact required to make any statement contained therein not untrue or misleading. Since the date of the audited annual financial statements of the Borrower for its most recently completed fiscal year, no event, condition or circumstance has arisen, or is likely to arise, which could have a Material Adverse Effect; and

     (n) the Borrower has provided to the Lenders all material information relating to the financial condition, business and prospects of the Borrower and all such information is true, accurate and complete in all material respects and omits no material fact necessary to make such information not misleading.

6.2       SURVIVAL OF REPRESENTATIONS AND WARRANTIES.

          The Borrower covenants that the representations and warranties made by it in this Article 6 shall be true and correct on each day that any of the Loan Documents remains in force and effect, with the same effect as if such representations and warranties had been made and given on and as of such day, notwithstanding any investigation made at any time by or on behalf of the Lenders, or any of them; except that if any such representation and warranty is specifically given in respect of a particular date or particular period of time and relates only to such date or period of time, then such representation and warranty shall continue to be given as at such date or for such period of time.

6.3       NO REPRESENTATIONS BY LENDERS

          No representation, warranty or other statement made by any Lender in respect of any Advances made hereunder shall be binding on such Lender, unless made by it in writing as a specific amendment to this Agreement.

                                   ARTICLE 7
                                   COVENANTS

7.1       AFFIRMATIVE COVENANTS.

          So long as any Obligations remain outstanding, and unless the Lenders otherwise consent in writing, the Borrower shall:

     (a) pay all amounts of principal, interest, fees, costs and expenses owing hereunder by the Borrower on the dates, at the times and at the places specified in this Agreement or under any other Loan Document;

     (b) do or cause to be done all things necessary or desirable to maintain its corporate existence in its jurisdiction of incorporation, to maintain its corporate power and capacity to own its properties, including (without limitation) the Collateral, and to carry on its business in a commercially reasonable manner in accordance with normal industry standards;

     (c) comply with the requirements of all applicable law (including, without limitation, all securities laws, regulations, rules, policies, guidelines and directives applicable to its ownership of the Collateral), and all obligations which, if contravened, could give rise to a Lien on the Collateral, and agreements or other instruments to which it or its properties are bound, non-compliance with which could have a Material Adverse Effect;

     (d) maintain a system of accounting which is established and administered in accordance with generally accepted accounting principles, keep adequate records and books of account in which accurate and complete entries shall be made in accordance with such accounting principles reflecting all transactions required to be reflected by such accounting principles and keep accurate and complete records of any property owned by it;

     (e) as soon as practicable after it shall become aware of the same, give notice to the Lenders of the following events with respect to the
          Borrower:

          (i) the commencement of any investigation or litigation, regulatory, arbitration or other proceeding against or in any other way relating to the Borrower or any of its properties or assets which, if adversely determined, could have a Material Adverse Effect or could affect its ability to perform its obligations under any Loan Document or Hedge Agreement;

          (ii) any amendment of its articles, by-laws, constating documents or other organizational documents;

          (iii) any other event, condition or circumstance which could affect its ability to perform its obligations under any Loan Document or Hedge Agreement;

          (iv) the Collateral becoming subject to any agreement or restriction limiting or restricting the transfer of the Collateral in any way, other than pursuant to the Pledge Agreement;

          (v) if the Borrower shall become an insider of the issuer of the Pledged Securities within the meaning of Ontario securities legislation;

          (vi) if the Borrower changes its chief executive office within the meaning of the Personal Property Security Act (Ontario) or its residency for tax purposes; and

          (vii) any (A) Default or Event of Default, or (B) the occurrence or nonoccurrence of any event which constitutes, or which with the passage of time or giving of notice or both could reasonably be expected to constitute or result in, a material default of $25,000,000 or more under any agreement or other instrument to which the Borrower is a party or by which the Borrower or any of its properties or assets may be bound and, in the case of both clauses (A) and (B) above, specifying the relevant particulars and the period of existence thereof and the action taken or proposed to be taken by the Borrower with respect thereto;

     (f) as soon as practicable and in any event within 45 days after the end of each of the first three quarters of each fiscal year and unless not otherwise readily available to and accessible by the Lenders over the internet within such 45-day period, deliver to the Lenders its audited and unaudited quarterly financial statements, including in each case a balance sheet, statement of profit and loss, a statement of changes in financial position and a statement of retained earnings, together with comparative figures for the previous quarter;

     (g) as soon as practicable and in any event within 90 days after the end of each fiscal year and unless not otherwise readily available to and accessible by the Lenders over the internet within such 90-day period, deliver to the Lenders its audited annual financial statements, including in each case a balance sheet, statement of profit and loss, a statement of changes in financial position and a statement of retained earnings, together with comparative figures for the previous fiscal year;

     (h) within five days after the end of each period of two consecutive fiscal quarters of each fiscal year, deliver to the Lenders, at their request (which request shall be applicable only in respect of such period of two consecutive fiscal quarters) an Officers' Certificate certifying (i) that no event, condition or circumstance has arisen or is likely to arise which could have a Material Adverse Effect, and that no Default or Event of Default has occurred hereunder;

     (i) ensure that the Hedge Agreement and the Loan Documents remain in effect throughout the term of this Agreement, and the Borrower shall immediately advise the Lenders of the occurrence or non-occurrence of any event which with the passage of time or giving of notice or both would constitute, a default under the Hedge Agreement or any of the Loan Documents;

     (j) immediately advise the Lenders of the occurrence or non-occurrence of any event which could reasonably be expected to have a Material Adverse Effect;

     (k) at all times, supply the Lenders with all information reasonably necessary to create, maintain, perfect, protect and preserve the Liens provided for under the Security Documents and confer upon the Lenders the security interest intended to be created thereby and take all necessary action in connection therewith in the event the Lenders are unable to do so in a proper and timely manner; and

     (l) at any reasonable time or times after the occurrence of any event or circumstance which in the opinion of the Lenders could reasonably be expected to lead or resullt in a Material Adverse Effect whether with the passage of time or the giving of notice or otherwise, and upon reasonable prior notice given to the Borrower by the Lenders, permit any of the Lenders or any of its authorized representatives full and reasonable access to the premises of the Borrower and use its best efforts to obtain any consents and waivers from any Person necessary, in the reasonable opinion of such Lender, to ensure such access, and to all pertinent business and financial records of the Borrower which might, in the reasonable opinion of such Lender, be considered to be relevant to any of the terms and conditions of any of the Loan Documents, and to take copies of such records, and to discuss the pertinent business, finances and accounts of, and the compliance with the terms of this Agreement by, the Borrower with the management and auditors thereof.

7.2       LENDERS ENTITLED TO PERFORM COVENANTS.

          If the Borrower fails to perform any covenant contained in section 7.1, or in any other provision of any Loan Document which in the reasonable opinion of the Lenders is material, the Lenders may, in their discretion, perform any such covenant capable of being performed by them and, if any such covenant requires the payment of money, the Lenders may make such payments. All sums so expended by the Lenders shall be deemed to bear interest at a rate per annum determined on a daily basis that is equal to the Prime Rate plus 2% per annum, calculated on the basis of the actual number of days elapsed in a year of 365 days or 366 days in the case of a leap year. Such interest shall accrue from day to day, be payable in arrears on demand and shall be compounded monthly on the last Business Day of each calendar month.

7.3       NEGATIVE COVENANTS.

          So long as any Obligations remain outstanding and unless the Lenders otherwise consent in writing, the Borrower shall not:

     (a) sell, transfer or otherwise dispose of the Collateral or create, grant, assume or suffer to exist any Lien upon the Collateral (other than in accordance with the Pledge Agreement and the Specific Assignment) or enter into any agreement or arrangement which would restrict or limit the Pledged Securities from being freely tradeable or would otherwise restrict or limit the transferability thereof (other than the Pledge Agreement and the Escrow Agreement);

     (b) acquire or invest in any additional securities issued by the issuer of the Pledged Securities or enter into any agreement or arrangement with any Person or combination of Persons such that the Borrower, or any combination of such Persons including the Borrower, hold either 20% of the voting securities of that issuer or a sufficient number of any securities of that issuer to affect materially the control of that issuer;

     (c) enter into any transaction (including by way of reorganization, consolidation, amalgamation, liquidation, transfer, sale or otherwise) whereby all or any material portion or significant operating division of the undertaking, property and assets of the Borrower would become the property of any other Person or, in the case of any such amalgamation, of the continuing corporation resulting unless (i) such transaction is on such terms and is carried out in such a manner as to preserve and not to impair any of the rights and powers of the Lenders hereunder or pursuant to the Security Documents, (ii) such transaction does not result in the occurrence of a Default or an Event of Default, and (iii) the continuing corporation, if applicable, resulting therefrom remains indebted and obligated to the Lenders hereunder and under the other Loan Documents and shall have assumed all the covenants and obligations of the Borrower under this Agreement and the other Loan Documents and is a corporation with limited liability and incorporated or amalgamated in Canada; or

     (d) make any change in the charter documents or by-laws delivered to the Lenders on or prior to the date of the initial Advance contemplated hereunder which would be detrimental to the rights or interests of the Lenders under any of the Loan Documents.

                                   ARTICLE 8
                             CONDITIONS PRECEDENT

8.1       CONDITIONS PRECEDENT TO ADVANCE.

          The obligation of the Lenders to make the initial Advance under each Loan is subject to the following conditions applicable to such Loan, as the case may be, to be fulfilled or performed at or prior to the time of making the initial Advance under such Loan, which conditions are for the exclusive benefit of the Lenders and may be waived in whole or in part by the Lenders, in their sole discretion:

     (a)  Deliveries. The Lenders shall have received, at or prior to the time
          ----------
          of making the initial Advance under such Loan, the following, each dated such day, in form and substance satisfactory to the Lenders and the Lenders' counsel, each acting reasonably:

          (i) a copy of the audited consolidated financial statements of the Borrower for its most recently completed fiscal year and the unaudited financial statements of the Borrower for its most recently completed financial quarter;

          (ii)      certified copies of:

                    (A)   the charter documents and by-laws of the Borrower;

                    (B) the resolutions of the board of directors, or any duly authorized committee thereof, of the Borrower approving the entering into of the Loan Documents and the Hedge Agreement and the completion of all transactions contemplated thereby; and

                    (C) all other instruments evidencing necessary corporate action of the Borrower with respect to such matters;

          (iii) a certificate of the secretary or the assistant secretary of the Borrower certifying the names and true signatures of its officers authorized to sign the Loan Documents;

          (iv) a certificate of status or compliance with respect to the Borrower issued by the appropriate government agency of the jurisdiction of its incorporation;

          (v) a legal opinion of counsel to the Borrower confirming the due authorization, execution, validity and enforceability of the Loan Documents and the Hedge Agreement, the creation of a security interest pursuant to the Security Documents and that the execution, delivery and performance by the Borrower of the Loan Documents and the Hedge Agreement does not conflict with or breach its constating documents, any applicable law or any agreement to which it is a party;

          (vi)      the Security Documents;

          (vii) evidence of the registration and perfection of the Security Documents at all offices where such registration, filing or reporting is necessary or desirable to protect any rights or remedies of the Lenders thereunder;

          (viii)    the Escrow Agreement;

          (ix) a receipt executed by the Escrow Agent confirming that it has received the Pledged Securities to be held by it in accordance with the provisions of the Escrow Agreement;

          (x) written confirmation from the transfer agent which administers to the securities of the issuer of the Pledged Securities, confirming that it has received notice that the Pledged Securities have been pledged to the Lenders and that the Pledged Securities are not to be transferred (nor is any record of any purported transfer to be entered) without the prior written consent of the Lenders;

          (xi)      a certified copy of the Hedge Agreement; and

          (xii) such other certificates and documentation as the Lenders may reasonably request to give effect to this Agreement.

     (b)  Proceedings. All proceedings to be taken in connection with the
          ------------
          transactions contemplated by the Loan Documents and the Hedge Agreement shall be satisfactory in form and substance to the Lenders, acting reasonably, and the Lenders shall have received copies of all such instruments and other evidence as it may reasonably request in order to establish the consummation of such transactions and the taking of all proceedings in connection therewith.

     (c)  No Material Adverse Effect. The Lenders shall have received evidence,
          ---------------------------
          satisfactory to them in their sole discretion, that no event, condition or circumstance has arisen or is likely to arise which could have a Material Adverse Effect.

     (d)  Other Conditions. The conditions set forth in Section 8.2 shall have
          ----------------
          been fulfilled or performed.

8.2       CONDITIONS TO ALL ADVANCES.

          At any time, the obligation of the Lenders to make an Advance under either Loan shall be subject to the following conditions applicable to such Loan, as the case may be, which conditions are for the exclusive benefit of the Lenders and may be waived in whole or in part by the Lenders, in their sole discretion, that on any such Advance Date, and after giving effect to such Advance and to the application of proceeds therefrom:

     (a)  Truth of Representations and Warranties. The representations and
          ---------------------------------------
          warranties of the Borrower contained in this Agreement and the other Loan Documents and the Hedge Agreement shall be true and correct as of such date with the same force and effect as such representations and warranties had been made on and as of such time.

     (b)  Form of Covenants by the Borrower. The Borrower shall have fulfilled
          ---------------------------------
          or complied with all covenants herein contained or contained in any Loan Document to be performed or caused to be performed by it at or prior to such time.

     (c)  No Default or Event of Default. No Default or Event of Default has
          ------------------------------
          occurred and is continuing or would occur as a result of such Advance.

     (d)  Consents and Authorizations. All authorizations shall have been
          ---------------------------
          obtained on terms acceptable to the Lenders in order to permit an Advance to be made on the terms and conditions set out in this Agreement without adversely affecting the Collateral or resulting in the violation or a breach of or a default under any termination, cancellation, amendment or acceleration of any material obligation under any licence, permit, lease or contract relating to the Collateral or the Borrower's business.

     (e)  No Change in Laws. No law, proposed law, any change in any law, or the
          -----------------
          interpretation or enforcement of any law shall have been introduced, enacted or announced, the effect of which will be to prohibit the Lenders from making such Advance or to increase materially the cost thereof to the Lenders.

     (f)  Demand Loan. Concurrently with each additional Advance under the Term
          -----------
          Loan, the Borrower shall have repaid to the Lenders the portion of the Demand Loan in accordance with the repayment schedule set forth in section 2.3.

                                   ARTICLE 9
                      DEMAND FOR REPAYMENT OF DEMAND LOAN

9.1       DEMAND FOR REPAYMENT OF DEMAND LOAN.

          The Lenders may at any time, by written notice to the Borrower and, for greater certainty, without the necessity of the occurrence of an Event of Default, demand repayment of all indebtedness hereunder of the Borrower to the Lenders in respect of the Demand Loan (the "Demand"), whereupon the Lenders may:
(i) declare all Obligations in respect of the Demand Loan, including (without limitation) all accrued and unpaid interest thereon and all costs and expenses relating thereto to be immediately due and payable; and (ii) take such actions and commence such proceedings as may be permitted at law or in equity (whether or not provided for herein or in the Loan Documents) at such times and in such manner as the Lenders in their sole discretion may consider expedient; all without, except as may be required by applicable law, any additional notice, presentment, protest, notice of protest, dishonour or any other action. The rights and remedies of the Lenders hereunder are cumulative and are in addition to and not in substitution for any other rights or remedies provided by applicable or by any of the Loan Documents.

                                  ARTICLE 10
                        EVENTS OF DEFAULT AND REMEDIES

10.1      EVENTS OF DEFAULT.

          The occurrence of any of the following events shall constitute an "Event of Default":

     (a) the failure by the Borrower to pay any portion of (i) the principal or interest due hereunder in respect of the Term Loan when due, or (ii) any fees or other amounts due hereunder in respect of the Term Loan within 30 days after the date on which such payment was due;

     (b) the failure by the Borrower to perform or observe any other covenant or condition contained in any Loan Document applicable to the Term Loan, unless such default is remedied within five Business Days after written notice thereof by the Lenders to the Borrower;

     (c) any representation or warranty made by the Borrower hereunder, in any Officers' Certificate, any Loan Document or in any other document delivered to the Lenders in connection with any Loan Document applicable to the Term Loan shall prove to have been false or incorrect in any way when made or deemed to have been made except to the extent that circumstances giving rise to this Event of Default are cured within five Business Days after the Borrower has knowledge of the occurrence thereof,

     (d) the Lenders shall make demand for payment of any principal, interest or other amount owing by the Borrower in respect of the Demand Loan, and the Lenders shall have exercised any recourse available against the Borrower in respect thereof;

     (e) with respect to any indebtedness of the Borrower (other than the Obligations) under any one or more agreements, the Borrower shall fail to pay to any Person any indebtedness in an amount of not less than $25,000,000 when due (whether at scheduled maturity or by required prepayment, acceleration, demand or otherwise) or any breach, default or event of default shall occur, or any other event shall occur or condition shall exist, under any instrument, agreement or indenture pertaining thereto, and any such failure, breach, default or other event continues unremedied after any applicable grace period, and the effect thereof, in any case is to accelerate, or permit the holder(s) of such indebtedness to accelerate, the maturity of any such indebtedness or payment of any amount in respect of such indebtedness or any such indebtedness shall be declared to be due and payable or required to be prepaid or redeemed;

     (f) the Borrower admits its inability to pay its debts generally as they become due or otherwise acknowledges its insolvency;

     (g) the Borrower institutes any proceeding or takes any corporate action or executes any agreement to authorize its participation in or commencement of any proceeding:

          (i)    seeking to adjudicate it a bankrupt or insolvent; or

          (ii) seeking liquidation, dissolution, winding up, reorganization, arrangement, protection, relief or composition of it or any of its property or debt or making a proposal with respect to it under any law relating to bankruptcy, insolvency, reorganization or compromise of debts or other similar laws (including, without limitation, any application under the Companies' Creditors Arrangement Act (Canada) or any reorganization, arrangement or compromise of debt under the laws of its jurisdiction of incorporation);

     (h)  any proceeding is commenced against or affecting the Borrower:

          (i)    seeking to adjudicate it a bankrupt or insolvent; or

          (ii) seeking liquidation, dissolution, winding up, reorganization, arrangement, protection, relief or composition of it or any of its property or debt or making a proposal with respect to it under any law relating to bankruptcy, insolvency, reorganization or compromise of debts or other similar laws (including, without limitation, any application under the Companies' Creditors Arrangement Act (Canada) or any reorganization, arrangement or compromise of debt under the laws of its jurisdiction of incorporation); or

          (iii) seeking appointment of a receiver, trustee, agent, custodian or other similar official for it or for any substantial part of its properties and assets, including the Collateral or any part thereof.

     (i) any creditor of the Borrower or any other Person shall privately appoint a receiver, trustee or similar official for any substantial part of the properties and assets of the Borrower, including the Collateral or any part thereof,

     (j) if any execution, distress or other enforcement process, whether by court order or otherwise, becomes enforceable against any substantial property or assets of the Borrower, including the Collateral or any part thereof;

     (k) if any event or proceeding is taken with respect to any part of the Collateral in any jurisdiction outside Canada which has an effect equivalent or similar to any of the events described in (g), (h), (I) or (j) above;

     (l) a Material Adverse Effect shall have occurred in the opinion of the Lenders, acting reasonably;

     (m) any Loan Document applicable to the Term Loan or the Hedge Agreement ceases to be in full force and effect or is declared by a court or tribunal of competent jurisdiction to be null and void or the validity or enforceability thereof is contested by the Borrower or the Borrower denies in writing that it has any or further liability or obligations under the Hedge Agreement or any Loan Document applicable to the Term Loan;

     (n) if any Lien intended to be created by any of the Security Documents is not or ceases to be a valid and perfected Lien having the ranking or priority contemplated thereby;

     (o) a breach or default by the Borrower of any of its obligations under the Hedge Agreement which continues unremedied beyond the grace periods provided for therein;

     (p) any one or more material judgements or orders shall be rendered against the Borrower and either enforcement proceedings shall have been commenced by any creditor upon any such judgement or order, or there shall be a period of ten consecutive days during which a stay of enforcement proceedings of any such judgement or order by reason of a pending appeal or otherwise shall not be in effect; and

     (q) the Pledged Securities, or any of them, shall cease to be freely tradeable or shall become subject to any restriction or limitation, contractual or otherwise (other than pursuant to the Pledge Agreement and the Escrow Agreement) which limits or otherwise restricts the transferability thereof.

10.2      REMEDIES UPON DEFAULT.

          Upon the occurrence of any Event of Default, the Lenders may: (i) declare all Obligations in respect of the Term Loan, including (without limitation) all accrued and unpaid interest thereon and all costs and expenses relating thereto to be immediately due and payable; (ii) realize upon all or part of the Collateral; and (iii) take such actions and commence such proceedings as may be permitted at law or in equity (whether or not provided for herein or in the Loan Documents applicable to the Term Loan) at such times and in such manner as the Lenders in their sole discretion may consider expedient; all without, except as may be required by applicable law, any additional notice, presentment, demand, protest, notice of protest, dishonour or any other action. The rights and remedies of the Lenders hereunder are cumulative and are in addition to and not in substitution for any other rights or remedies provided by applicable law or by any of the Loan Documents applicable to the Term Loan.

                                  ARTICLE 11
                                    GENERAL

11.1      RELIANCE AND NON-MERGER.

          All covenants, agreements, representations and warranties of the Borrower made in any Loan Document or in any other document signed by the Borrower and delivered in connection with the making of the Loan shall be deemed to have been relied upon by the Lenders notwithstanding any investigation made by or on behalf of the Lenders and shall survive the execution and delivery of this Agreement and the other Loan Documents until the Borrower shall have satisfied and performed all of its Obligations.

11.2      AMENDMENT AND WAIVER.

          No amendment or waiver of any provision of any Loan Document or consent to any departure by the Borrower from any provision thereof is effective unless it is in writing and signed by an officer of each of the Lenders. Such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which it is given.

11.3      CREDIT INFORMATION

          The Lenders shall be entitled from time to time to obtain, provide and exchange credit information relating to the Borrower, directly or indirectly, from, to and with any credit reporting agency, credit bureau or any Person with whom the Borrower has or may have financial relations, and the Lenders shall not be liable to the Borrower by reason of any act or omission of the Lenders or any other Person in obtaining, providing and exchanging such credit information or declining or failing to do so.

11.4      NO SET-OFF BY THE BORROWER.

          The amounts payable by the Borrower hereunder shall not be subject to any deduction, withholding, set-off or counterclaim by the Borrower for any reason whatsoever.

11.1      SET-OFF BY THE LENDERS.

          Upon the making of a Demand or the occurrence and during the continuance of any Default or Event of Default, the Lenders are hereby authorized at any time and from time to time, to the fullest extent permitted by law, to combine, set-off and apply any and all deposits at any time held and other indebtedness at anytime owing by the Lenders to or for the credit or for the account of the Borrower with or against any and all of the Obligations.

11.6      RELIANCE BY THE LENDERS.

          The Lenders shall be entitled to rely upon any schedule, certificate, statement, report, notice or other document or written communication (including any telecopy or other means of electronic communication) believed by them to be genuine and correct.

11.7      NOTICES.

          Any notice or other communication given hereunder shall be in writing and shall be sufficiently given or served: (i) if delivered by hand and shall be deemed to have been given on the date it is delivered if such date is a Business Day and such delivery was made during normal business hours of the recipient; otherwise, it shall be deemed to have been validly and effectively given on the Business Day next following such date of delivery; or (ii) if sent by facsimile transmission and shall be deemed to have been given on the date that the transmission is made if such date is a Business Day and such transmission was made during normal business hours of the recipient; otherwise it shall be deemed to have been validly and effectively given on the Business Day next following such date of transmission. Notices and communications shall be addressed as specified in Schedule A.

11.8      TIME.

          Time is of the essence of the Loan Documents.

11.9      FURTHER ASSURANCES.

          After the making of a Demand or the occurrence of a Default or an Event of

Default, the Borrower shall at its own expense do, make, execute or deliver, or cause to be done, made, executed or delivered by it or by other Persons, all such further acts, documents and things in connection with the Loan and the Loan Documents as the Lenders may reasonably require from time to time for the purpose of giving effect to the Loan Documents, including (without limitation) for the purpose of facilitating the enforcement of the Security Documents, all immediately upon the request of the Lenders. Prior to the making of a Demand or the occurrence of a Default or an Event of Default, the Borrower shall only be obligated to do or make or cause to be done or made all of the acts and things contemplated above in the event the Lenders are unable to do so in a proper and timely manner (provided that the Borrower shall continue to be obligated to execute such further documents contemplated above), in each case within a reasonable time after a request therefor by the Lenders and all of the costs and expenses incurred by the Lenders in connection therewith shall be payable in accordance with the provisions of Section 3.4.

11.10     BINDING NATURE.

          This Agreement shall be binding upon and enure to the benefit of the parties and their respective successors and permitted assigns.

11.11     ASSIGNMENT.

     (a) Except as provided in this section 11.11, none of the rights or obligations hereunder shall be assignable or transferable by any party without the prior written consent of the other parties.

     (b)  Each of the Lenders may, without the consent of the Borrower:

          (i) grant participations in all or any part of the Demand Loan and/or the Term Loan to one or more Persons (each a "Participant");

          (ii) assign all or any part of their respective interests in the Demand Loan andlor the Term Loan to one or more Persons (each an "Assignee"); provided that prior to the making of a Demand or the occurrence of a Default or Event of Default, no assignment shall be made to any Person without the prior written consent of the. Borrower. which consent shall not be unreasonably withheld or delayed; and

          (iii) grant participations in or assign all or any part of the Demand Loan and/or the Term Loan to one or more affiliates (as such term is defined in the Business Corporations Act (Ontario)) of such Lender.

          However, if, prior to the making of a Demand or the occurrence of a Default or an Event of Default, the Borrower shall not have provided its prior written consent to the entitlement of a Participant or Assignee to the benefits of section 4.2, such Participant or Assignee shall only have the benefit of section 4.2 to the extent that, after giving effect to such participation or assignment, the aggregate payments the Borrower is required to make pursuant to section 4.2 to such Participant or Assignee in respect of the Demand Loan and/or the Term Loan so participated or assigned do not exceed the aggregate payments that the Borrower would have been required to make pursuant to section 4.2 to the Lenders granting such participation or making such assignment in respect of the Demand Loan and/or the Term Loan so participated or assigned before giving effect to such participation or assignment other than as a result of a change in applicable law.

     (c) The Lenders may deliver a copy of any financial statement or any other information relating to the prospects, business, property or condition (financial or otherwise) of the Borrower which may be furnished to it under this Agreement or otherwise to any Participant or Assignee or any prospective Participant or Assignee; provided that each such delivery is made on the understanding that the information contained therein is confidential in nature.

     (d) Without limitation of its obligations hereunder, the Borrower shall give such certificates, acknowledgements and further assurances in respect of this Agreement and the Demand Loan and/or the Term Loan, as the case may be, as the Lenders may require in connection with any participation or assignment pursuant to this section 11.11.

     (e) Except in the case of an Assignee which has delivered an assumption agreement pursuant to section 11.11(f), prior to the occurrence of a Default or an Event of Default, a Lender granting a participation or making an assignment shall act on behalf of all of its Participants and Assignees in all dealings with the Borrower in respect of the Demand Loan and/or the Term Loan, as the case may be.

     (f) Any Lender may, but shall not be bound to, deliver to the Borrower an agreement by which any Assignee of such Lender assumes the obligations and agrees to be bound by all the terms and conditions of this Agreement, all as if such Assignee has been an original party hereto. Upon any such assignment and such assumption of the obligations of a Lender by an Assignee, the assigning Lender and the Borrower shall be mutually released from their respective obligations to each other hereunder to the extent of such assignment and assumption and shall thenceforth have no liability or obligations to each other to such extent, except in respect of matters which shall have arisen prior to such assignment.

     (g) Prior to the making of a Demand or the occurrence of a Default or Event of Default, each of the Lenders shall notify the Borrower of any participation granted or assignment made in all or any part of the Demand Loan and/or the Term Loan within a reasonable period after the occurrence thereof.

11.12     ENTIRE AGREEMENT.

          The Loan Documents constitute the entire agreement between the parties and supersede and replace any prior understandings or arrangements between the parties pertaining to the Loan. There are no warranties, representations or agreements between the parties in connection with such matters except as specifically provided in the Loan Documents.

11.13     COUNTERPARTS.

          This Agreement may be signed in any number of counterparts, each of which shall be deemed to be an original, but all such separate counterparts shall together constitute one and the same instrument.

          IN WITNESS WHEREOF this Agreement has been executed by the parties hereto on the date first written above.

                                   NEWBRIDGE NETWORKS CORPORATION

                                        Per:   /s/ KENNETH B. WIGGLESWORTH
                                             ---------------------------------
                                             (Authorized Signing Officer)
                                              VP Finance, CFO


                                        Per:   /s/ DOUGLAS K. MCCARTHY
                                             ---------------------------------
                                             (Authorized Signing Officer)
                                              VP Finance and Treasurer



                                        CITIBANK CANADA

                                        Per:   /s/ JEFFREY DRUMMOND
                                             ---------------------------------
                                             Vice President, Citibank Canada
                                             (Authorized Signing Officer)


                                        Per: _________________________________
                                             (Authorized Signing Officer)

                                  SCHEDULE A

For the purposes of the Agreement, the following.terms shall have the following meanings:

Branch of Account:                  Citibank Canada
                                    Toronto, Ontario
                                    Via IIPS CITICATT

Due Date:                           January 29, 2003

Interest Payment Dates:             Demand Loan - On the last day of each
                                    month, commencing on March 2, 1998.

                                    Term Loan - The last day of January and
                                    July until and including the Due Date,
                                    commencing on July 30, 1998.

Pro Rata Shares:                    Citibank Canada - 100%

Notices:                            If to the Borrower:

                                    Newbridge Networks Corporation
                                    600 March Road
                                    Kanata, Ontario
                                    K2K 3E6

                                    Attention: Ken Bellows
                                    Fax: (613) 591-1100

                                    If to the Lenders:

                                    Citibank Canada
                                    630 Blvd. Rene Levesque West
                                    Suite 2450
                                    Montreal, Quebec
                                    H3B IS6

                                    Attention:  Jeffrey Drummond
                                    Fax: (514) 393-7545

                                    And to:

                                    Citibank Canada
                                    123 Front Street West
                                    Toronto, Ontario
                                    M5J 2M3

                                    Attention:  Ammar AI-Joundi
                                    Fax: (416) 947-5642

Pledged Securities:                 545,976 common shares of Northern
                                    Telecom Limited, as evidenced by share
                                    certificate no. NM 139073.

                                  SCHEDULE B
                      FORM OF DEMAND LOAN ADVANCE NOTICE

JANUARY 30, 1998

Citibank Canada
630 Blvd. Rene Levesque West
Suite 2450
Montreal, Quebec H3B 1S6

Attention:   Jeffrey Drummond

Dear Sirs:

     The undersigned, Newbridge Networks Corporation (the "Borrower"), refers to the Loan Agreement dated as of the 30th day of January, 1998 (the "Loan Agreement", the terms defined therein being used herein as therein defined) among the Borrower, Citibank Canada and such other parties as are lenders thereto, and hereby gives you notice pursuant to section 2.1(b) of the Loan Agreement that the Borrower hereby requests the Advance under the Demand Loan, and in that connection sets forth the information relating to such Advance as required by section 2.1(b) of the Loan Agreement:

(a)  The Advance Date is January 30, 1998.

(b)  The aggregate amount of the Advance is $15,578,670.

The undersigned certifies that:

(a) the representations and warranties of the Borrower contained in the Loan Agreement are true and correct as of the date hereof with the same force and effect as if such representations and warranties had been made on and as of the date hereof;

(b) the Borrower has fulfilled and complied with all covenants contained in the Loan Agreement to be performed or caused to be performed by it at or prior to the date hereof; and

(c)  no Default or Event of Default has occurred.--

                                        Yours very truly,

                                        NEWBRIDGE NETWORKS CORPORATION

                                        BY: _________________________________
                                        TITLE:

                                  SCHEDULE C
                       FORM OF TERM LOAN ADVANCE NOTICE

January 30, 1998

Citibank Canada
630 Blvd. Rene Levesque West
Suite 2450
Montreal, Quebec H3B IS6

Attention:  Jeffrey Drummond

Dear Sirs.

     The undersigned, Newbridge Networks Corporation (the "Borrower"), refers to the Loan Agreement dated as of the 30th day of January, 1998 (the "Loan Agreement", the terms defined therein being used herein as therein defined) among the Borrower, Citibank Canada and such other parties as are lenders thereto, and hereby gives you notice pursuant to section 2.2(b) of the Loan Agreement that the Borrower hereby requests an Advance under the Term Loan, and in that connection sets forth the information relating to such Advance (the "Proposed Advance") as required by section 2.2(b) of the Loan Agreement:

(a)  The Advance Date of the Proposed Advance is  ,  .

(b)  The aggregate amount of the Proposed Advance is $  .

The undersigned certifies that:

(a) the representations and warranties of the Borrower contained in the Loan Agreement are true and correct as of the date hereof with the same force and effect as if such representations and warranties had been made on and as of the date hereof,

(b) the Borrower has fulfilled and complied with all covenants contained in the Loan Agreement to be performed or caused to be performed by it at or prior to the date hereof, and

(c)  no Default or Event of Default has occurred.

                                        Yours very truly,

                                        NEWBRIDGE NETWORKS CORPORATION

                                        BY: _________________________________
                                        TITLE:

                                 EXHIBIT 10.10

                        Newbridge Networks Corporation
                                600 March Road
                                Kanata, Ontario
                                Canada K2K 2E6



                          6.51% Senior Notes due 2003



                                                            As of April 28, 1998


TO THE PURCHASERS WHOSE NAMES
     APPEAR IN THE ACCEPTANCE
     FORM AT END HEREOF:

Ladies and Gentlemen:


          NEWBRIDGE NETWORKS CORPORATION, a company incorporated under the laws of Canada (the "COMPANY"), agrees with each of the purchasers whose names appear in the acceptance form at the end hereof (each, a "PURCHASER" and, collectively, the "PURCHASERS") as follows:

AUTHORIZATION OF NOTES.

          The Company will authorize the issue and sale of U.S.$225,000,000 aggregate principal amount of its 6.51% Senior Notes due 2003 (the "NOTES", such term to include any such notes issued in substitution therefor pursuant to
Section 14). The Notes shall be substantially in the form set out in Exhibit 1, with such changes therefrom, if any, as may be approved by each Purchaser and the Company. Certain capitalized terms used in this Agreement are defined in Schedule B; references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

SALE AND PURCHASE OF NOTES.

          Subject to the terms and conditions of this Agreement, the Company will issue and sell to each Purchaser and each Purchaser will purchase from the Company, at the Closing provided for in Section 3, Notes in the principal amount specified opposite such Purchaser's name in Schedule A at the purchase price of 100% of the principal amount thereof. The Purchasers' obligations hereunder are several and not joint obligations and no Purchaser shall have any liability to any Person for the performance or non-performance of any obligation by any other Purchaser hereunder.

CLOSING.

          The sale and purchase of the Notes to be purchased by each Purchaser shall occur at the offices of Milbank, Tweed, Hadley & McCloy, One Chase Manhattan Plaza, New York, New York 10005, at 10:00 a.m., New York City time, at a closing (the "CLOSING") on April 28, 1998 or on such other Business Day thereafter on or prior to April 30, 1998 as may be agreed upon by the Company and the Purchasers. At the Closing the Company will deliver to each Purchaser the Notes to be purchased by such Purchaser in the form of a single Note (or such greater number of Notes in denominations of at least U.S.$100,000 as such Purchaser may request) dated the date of the Closing and registered in such Purchaser's name (or in the name of such Purchaser's nominee), against delivery by such Purchaser to the Company or its order of immediately available funds to The Chase Manhattan Bank, New York, New York, ABA No. 021000021, Intermediary Bank Code ROYCCAT2, for further credit to Royal Bank of Canada, 90 Sparks Street, Ottawa, Ontario, Canada, Transit No. 00006 for credit to the account of the Company, Account No. 00006 4023255. If at the Closing the Company shall fail to tender such Notes to any Purchaser as provided above in this Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to such Purchaser's satisfaction, such Purchaser shall, at such Purchaser's election, be relieved of all further obligations under this Agreement, without thereby waiving any rights such Purchaser may have by reason of such failure or such nonfulfillment.

CONDITIONS TO CLOSING.

          Each Purchaser's obligation to purchase and pay for the Notes to be sold to such Purchaser at the Closing is subject to the fulfillment to such Purchaser's satisfaction, prior to or at the Closing, of the following conditions:

REPRESENTATIONS AND WARRANTIES.

          The representations and warranties of the Company in this Agreement shall be correct when made and at the time of the Closing.

PERFORMANCE; NO DEFAULT.


          The Company shall have performed and complied with all agreements and conditions contained in this Agreement required to be performed or complied with by it prior to or at the Closing and after giving effect to the issue and sale of the Notes (and the application of the proceeds thereof as contemplated by Section 5.14) no Default or Event of Default shall have occurred and be continuing.

4.3. COMPLIANCE CERTIFICATES.

          (a)  Officer's Certificate.  The Company shall have delivered to such
               ---------------------
Purchaser an Officer's Certificate, dated the date of the Closing, certifying that the conditions specified in Sections 4.1, 4.2 and 4.9 have been fulfilled.

          (b)  Secretary's Certificate.  The Company and each Subsidiary
               -----------------------
Guarantor shall have delivered to such Purchaser a certificate certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of the Notes, this Agreement and the Subsidiary Guarantees, as applicable.

OPINIONS OF COUNSEL.

          Such Purchaser shall have received opinions in form and substance satisfactory to such Purchaser, dated the date of the Closing (a) from (i)
                                                               -        -
Hunton & Williams, U.S. counsel for the Company, and (ii) Osler, Hoskin &
                                                      --
Harcourt, Canadian counsel for the Company, covering the matters set forth in Exhibits 4.4(a)(i) and 4.4(a)(ii), respectively, and covering such other matters incident to the transactions contemplated hereby as such Purchaser or the Purchasers' counsel may reasonably request (and the Company hereby instructs its counsel to deliver such opinions to the Purchasers) and (b) from Milbank, Tweed,
                                                         -
Hadley & McCloy, the Purchasers' special New York counsel in connection with such transactions, substantially in the form set forth in Exhibit 4.4(b) and covering such other matters incident to such transactions as such Purchaser may reasonably request.

PURCHASE PERMITTED BY APPLICABLE LAW, ETC.

          On the date of the Closing such Purchaser's purchase of Notes shall
(i) be permitted by the laws and regulations of each jurisdiction to which such
 -
Purchaser is subject, without recourse to provisions (such as Section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of the particular investment,
(ii) not violate any applicable law or regulation (including, without
 --
limitation, Regulation U, T or X of the Board of Governors of the Federal Reserve System) and (iii) not subject such Purchaser to any tax, penalty or
                     ---
liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on the date hereof. If requested by such Purchaser, such Purchaser shall have received an Officer's Certificate certifying as to such matters of fact as such Purchaser may reasonably specify to enable such Purchaser to determine whether such purchase is so permitted.

SALE OF OTHER NOTES.

          Contemporaneously with the Closing the Company shall sell to each other Purchaser and each other Purchaser shall purchase the Notes to be purchased by it at the Closing as specified in Schedule A.

PAYMENT OF SPECIAL COUNSEL FEES.

          Without limiting the provisions of Section 16.1, the Company shall have paid on or before the Closing the fees, charges and disbursements of the Purchasers' special counsel referred to in Section 4.4 to the extent reflected in a statement of such counsel rendered to the Company at least one Business Day prior to the Closing.

PRIVATE PLACEMENT NUMBER.

          A Private Placement number issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners) shall have been obtained for the Notes.

CHANGES IN CORPORATE STRUCTURE.

          Except as specified in Schedule 4.9, the Company shall not have changed its jurisdiction of incorporation or been a party to any merger or consolidation and shall not have succeeded to all or any substantial part of the liabilities of any other entity, at any time following the date of the most recent financial statements referred to in Schedule 5.5.

EVIDENCE OF CONSENT TO RECEIVE SERVICE OF PROCESS.

          Such Purchaser shall have received, in form and substance satisfactory to such Purchaser, evidence of the consent of Newbridge Networks Inc. to the appointment and designation provided for by Section 23 hereof for the period from the date of Closing through April 30, 2004.

SUBSIDIARY GUARANTEES.

          You shall have received a true and complete copy of a Subsidiary Guarantee duly executed and delivered by each Subsidiary Guarantor identified in
Schedule 5.4, and each of such Subsidiary Guarantees shall be in full force and effect, and the representations and warranties of the Subsidiary Guarantor in such Subsidiary Guarantee shall be correct when made and at the time of the Closing.

PROCEEDINGS AND DOCUMENTS.

          All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to such Purchaser and the Purchasers' special counsel, and such Purchaser and such special counsel shall have received all such counterpart originals or certified or other copies of such documents as such Purchaser or such special counsel may reasonably request.

REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

          The Company represents and warrants to each Purchaser that:

ORGANIZATION; POWER AND AUTHORITY.

          The Company has been duly organized and is validly existing as a corporation under the Canada Business Corporations Act, and is duly qualified as a foreign corporation and, if applicable, is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. The Company has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver this Agreement and the Notes and to perform the provisions hereof and thereof.

AUTHORIZATION, ETC.

          This Agreement and the Notes have been duly authorized by all necessary corporate action on the part of the Company, and this Agreement constitutes, and upon execution and delivery thereof each Note will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by (i) applicable bankruptcy,
            -
insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and (ii) general principles of equity
                                                --
(regardless of whether such enforceability is considered in a proceeding in equity or at law).

DISCLOSURE.

          The Company, through its agent, BancAmerica Robertson Stephens, has delivered to each Purchaser a copy of a Placement Memorandum, dated March, 1998 (the "MEMORANDUM"), relating to the transactions contemplated hereby. Except as disclosed in Schedule 5.3, this Agreement, the Memorandum, the documents, certificates or other writings identified in Schedule 5.3 and the financial statements listed in Schedule 5.5, taken as a whole, do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which they were made. Except as disclosed in the Memorandum or as expressly described in Schedule 5.3, or in one of the documents, certificates or other writings identified therein, or in the financial statements listed in Schedule 5.5, since April 30, 1997, there has been no change in the financial condition, operations, business or properties of the Company or any of its Subsidiaries except changes that individually or in the aggregate would not reasonably be expected to have a Material Adverse Effect.

ORGANIZATION AND OWNERSHIP OF SHARES OF SUBSIDIARIES.

          (a) Schedule 5.4 is (except as noted therein) a complete and correct list of the Company's Material Subsidiaries, showing, as to each such Subsidiary, the correct name thereof, the jurisdiction of its organization, the percentage of shares of each class of its capital stock or similar equity interests outstanding owned by the Company and each other Subsidiary and whether as of the date of the Closing such Subsidiary will be a Subsidiary Guarantor.

          (b) All of the outstanding shares of capital stock or similar equity interests of each Subsidiary shown in Schedule 5.4 as being owned by the Company and its Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by the Company or another Subsidiary free and clear of any Lien (except as otherwise disclosed in Schedule 5.4).

          (c) Each Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and, if applicable, in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and, if applicable, is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact.

          (d) As of the date hereof, the group comprised of the Company and its Material Subsidiaries accounts for not less than 95% of Consolidated Total Assets and 95% of Consolidated Net Income.

FINANCIAL STATEMENTS.

          The Company has delivered to each Purchaser copies of the financial statements of the Company and its Subsidiaries listed on Schedule 5.5. All of said financial statements (including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of the Company and its Subsidiaries as of the respective dates specified in such Schedule and the consolidated results of their operations and changes in financial position for the respective periods so specified and have been prepared in accordance with Canadian GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject, in the case of any interim financial statements, to normal year-end adjustments).

COMPLIANCE WITH LAWS, OTHER INSTRUMENTS, ETC.

          The execution, delivery and performance by the Company of this Agreement and the Notes and by each Subsidiary Guarantor of each Subsidiary Guarantee will not (i) contravene, result in any breach of, or constitute a
                    -
default under, or result in the creation of any Lien in respect of any property of the Company or any Material Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, or any other Material agreement or instrument to which the Company or any Material Subsidiary is bound or by which the Company or any Material Subsidiary or any of their respective properties may be bound or affected, (ii) conflict with or result in a breach of
                                      --
any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any Material Subsidiary or (iii) violate any provision of the
                                       ---
corporate charter or by-laws of the Company or any Material Subsidiary or any statute or other rule or regulation of any Governmental Authority applicable to the Company or any Material Subsidiary.

GOVERNMENTAL AUTHORIZATIONS, ETC.

          Except as disclosed in Schedule 5.7, no consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required in connection with the execution, delivery or performance by the Company of this Agreement or the Notes or by any Subsidiary Guarantor of any Subsidiary Guarantee including, without limitation, any thereof required in connection with the obtaining of U.S. Dollars to make payments under this Agreement, the Notes and the Subsidiary Guarantees and the payment of such U.S. Dollars to Persons resident in the United States of America. It is not necessary to ensure the legality, validity, enforceability or admissibility into evidence in Canada of this Agreement or the Notes that any thereof or any other document be filed, recorded or enrolled with any Governmental Authority, or that any such agreement or document be stamped with any stamp, registration or similar transaction tax.

LITIGATION; OBSERVANCE OF STATUTES AND ORDERS.

          (a) Except as disclosed in Schedule 5.8, there are no actions, suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary or any property of the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, would reasonably be expected to have a Material Adverse Effect.

          (b) Neither the Company nor any Subsidiary is in default under any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, would reasonably be expected to have a Material Adverse Effect.

TAXES; FOREIGN TAXES.

          (a) The Company and each of its Material Subsidiaries have filed all income tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments payable by them, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any tax return or any taxes and assessments (i) the amount of which (or, in the
                                             -
case of any tax return, such failure to file) is not individually or in the aggregate Material or (ii) in the case of any such tax or assessment, the
                       --
amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which the Company or a Material Subsidiary, as the case may be, has established adequate reserves in accordance with Canadian GAAP.

          (b) No liability for any tax (whether income, documentary, sales, stamp, registration, issue, capital, property, excise or otherwise), duty, levy, impost, fee, charge or withholding (each a "TAX" and collectively "TAXES"), directly or indirectly, imposed, assessed, levied or collected by or for the account of any Governmental Authority of or in Canada or any political subdivision thereof or therein (an "APPLICABLE TAXING AUTHORITY") will be incurred by the Company or any holder of a Note as a result of the execution or delivery of this Agreement or the Notes and, based on present law, no deduction or withholding in respect of Taxes imposed by or for the account of any Applicable Taxing Authority or any jurisdiction (other than the United States of America) by or through which payments with respect to the Notes are made by or for the Company is required to be made from any payment by the Company under this Agreement or the Notes except for any such withholding or deduction arising out of the conditions described in the proviso to Section 13(a).

TITLE TO PROPERTY; LEASES.

          The Company and its Subsidiaries have good and sufficient title to their respective Material properties, including all such properties reflected in the most recent audited balance sheet referred to in Section 5.5 or purported to have been acquired by the Company or any Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens prohibited by this Agreement, except for those defects in title and Liens that, individually or in the aggregate, would not have a Material Adverse Effect. All Material leases to which the Company or any Subsidiary is a party as lessee are valid and subsisting and are in full force and effect in all material respects.

LICENSES, PERMITS, ETC.

          Except as disclosed in Schedule 5.11, the Company and its Subsidiaries own or possess all licenses, permits, franchises, authorizations, patents, copyrights, service marks, trademarks and trade names, or rights thereto, that are Material, without known conflict with the rights of others, except for those conflicts that, individually or in the aggregate, would not have a Material Adverse Effect.

COMPLIANCE WITH ERISA.

          (a) The Company and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither the Company nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in Section 3 of ERISA), and no event, transaction or condition has occurred or exists that would reasonably be expected to result in the incurrence of any such liability by the Company or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to Section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not be individually or in the aggregate Material.

          (b) Neither the Company nor any ERISA Affiliate maintains or administers (or has maintained or administered during the past five years) any pension plan subject to Title IV of ERISA.

          (c) The Company and its ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans.

          (d) The expected postretirement benefit obligation (determined as of the last day of the Company's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of the Company and its Subsidiaries is not Material.

          (e) The execution and delivery of this Agreement and the issuance and sale of the Notes hereunder will not involve any transaction that is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code. The representation by the Company in the first sentence of this Section 5.12(e) is made in reliance upon and subject to the accuracy of the Purchasers' representations in Section
6.2 as to the sources of the funds to be used to pay the purchase price of the Notes to be purchased by the Purchasers.

          (f) Each Foreign Pension Plan has been maintained in compliance with its terms and with the requirements of any and all applicable laws, statutes, rules, regulations and court orders except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. For purposes of this paragraph,

          FOREIGN PENSION PLAN" means any plan, fund (including, without limitation, any superannuation fund) or other similar program established or maintained outside the United States of America by the Company or any Subsidiary primarily for the benefit of employees residing outside the United States of America of the Company or such Subsidiary which plan, fund or other similar program provides for retirement income for such employees, results in a deferral of income for such employees in contemplation of retirement or provides for payments to be made to such employees upon termination of employment, and which plan is not subject to ERISA or the Code.

PRIVATE OFFERING BY THE COMPANY.

          Neither the Company nor anyone acting on its behalf has offered the Notes or any similar securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, any person other than the Purchasers and not more than 70 other Institutional Investors, each of which has been offered the Notes at a private sale for investment. Neither the Company nor anyone acting on its behalf has taken, or will take, any action that would subject the issuance or sale of the Notes to the registration requirements of Section 5 of the Securities Act.

USE OF PROCEEDS; MARGIN REGULATIONS.

          The Company will apply the proceeds of the sale of the Notes for general corporate purposes. No part of the proceeds from the sale of the Notes hereunder will be used, directly or indirectly, for the purpose of buying or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System (12 CFR 221), or for the purpose of buying or carrying or trading in any securities under such circumstances as to involve the Company in a violation of Regulation X of said Board (12 CFR 224) or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute more than 10% of the value of the consolidated assets of the Company and its Subsidiaries and the Company does not have any present intention that margin stock will constitute more than 10% of the value of such assets. As used in this Section, the terms "MARGIN STOCK" and "PURPOSE OF BUYING OR CARRYING" shall have the meanings assigned to them in said Regulation U.

EXISTING INDEBTEDNESS.

          Except as described therein, Schedule 5.15 sets forth a complete and correct list of all outstanding Indebtedness of the Company and its Subsidiaries as of February 1, 1998, since which date there has been no Material change in the amounts, interest rates, sinking funds, installment payments or maturities of the Indebtedness of the Company or its Subsidiaries. Neither the Company nor any Subsidiary is in default and no waiver of default is currently in effect, in the payment of any principal or interest on any Indebtedness of the Company or such Subsidiary and no event or condition exists with respect to any Indebtedness of the Company or any Subsidiary the outstanding principal amount of which exceeds C$25,000,000 (or the equivalent thereof, as of any date of determination, in any other currency) that would permit (or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Indebtedness to become due and payable before its stated maturity or before its regularly scheduled dates of payment.

FOREIGN ASSETS CONTROL REGULATIONS, ETC.

          Neither the sale of the Notes by the Company hereunder nor its use of the proceeds thereof will violate the United States Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto.

STATUS UNDER CERTAIN STATUTES.

          Neither the Company nor any Subsidiary is subject to regulation under the United States Investment Company Act of 1940, as amended, the United States Public Utility Holding Company Act of 1935, as amended, the United States Interstate Commerce Act, as amended, or the United States Federal Power Act, as amended.

RANKING.

          All liabilities of the Company under the Notes constitute direct, unconditional and general obligations of the Company and rank in right of payment either pari passu or senior to all other Indebtedness of the Company,
               ---- -----
except for such Indebtedness which is preferred as a result of being secured (but then only to the extent of such security).

REPRESENTATIONS OF SUBSIDIARY GUARANTORS.

          The representations and warranties of each Subsidiary Guarantor contained in the Subsidiary Guarantee of such Subsidiary Guarantor are true and correct as of the date they are made.

REPRESENTATIONS OF THE PURCHASER.

PURCHASE FOR INVESTMENT.

          Each Purchaser represents that such Purchaser is purchasing the Notes for its own account or for one or more separate accounts maintained by it or for the account of one or more pension or trust funds and not with a view to the distribution thereof, provided that the disposition of such Purchaser's or their
                      --------
property shall at all times be within such Purchaser's or their control. Each Purchaser understands that the Notes have not been registered under the Securities Act or registered or qualified under any other applicable securities laws and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that the Company is not required to register the Notes.

SOURCE OF FUNDS.


          Each Purchaser represents that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by such Purchaser to pay the purchase price of the Notes to be purchased by such Purchaser hereunder:

          (a) the Source is an "insurance company general account" (as the term is defined in PTE 95-60 (issued July 12, 1995)) in respect of which the reserves and liabilities (as defined by the annual statement for life insurance companies approved by the National Association of Insurance Commissioners (the "NAIC ANNUAL STATEMENT")) for the general account contract(s) held by or on behalf of any employee benefit plan together with the amount of the reserves and liabilities for the general account contract(s) held by or on behalf of any other employee benefit plans maintained by the same employer (or affiliate thereof as defined in PTE 95-
     60) or by the same employee organization in the general account do not exceed 10% of the total reserves and liabilities of the general account (exclusive of separate account liabilities) plus surplus as set forth in the NAIC Annual Statement filed with such Purchaser's state of domicile; or

          (b) the Source is a separate account that is maintained solely in connection with such Purchaser's fixed contractual obligations under which the amounts payable, or credited, to any employee benefit plan (or its related trust) that has any interest in such separate account (or to any participant or beneficiary of such plan (including any annuitant)) are not affected in any manner by the investment performance of the separate account; or

          (c) the Source is either (i) an insurance company pooled separate account, within the meaning of PTE 90-1 (issued January 29, 1990), or (ii) a bank collective investment fund, within the meaning of the PTE 91-38 (issued July 12, 1991) and, except as disclosed by such Purchaser to the Company in writing pursuant to this paragraph (c), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

          (d) the Source constitutes assets of an "investment fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (i) the identity
                                                               -
     of such QPAM and (ii) the names of all employee benefit plans whose assets
                       --
     are included in such investment fund have been disclosed to the Company in writing pursuant to this paragraph (d); or

          (e)  the Source is a governmental plan; or

          (f) the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this paragraph (f); or

          (g) the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.

As used in this Section 6.2, the terms "EMPLOYEE BENEFIT PLAN", "GOVERNMENTAL PLAN", "PARTY IN INTEREST" and "SEPARATE ACCOUNT" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

RESALE IN CANADA.

          Each Purchaser represents that it will not resell the Notes in any province of Canada or to a resident of any province of Canada until 90 days have elapsed from the date of the Closing.

INFORMATION AS TO COMPANY.

FINANCIAL AND BUSINESS INFORMATION.


          The Company shall deliver to each holder of Notes that is an Institutional Investor:

          (a)  Quarterly Statements -- within 60 days after the end of each
               --------------------
     quarterly fiscal period in each fiscal year of the Company (other than the last quarterly fiscal period of each such fiscal year), duplicate copies of,

               (i) a consolidated balance sheet of the Company and its Subsidiaries as at the end of such quarter, and

               (ii) consolidated statements of earnings and cash flows of the Company and its Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with Canadian GAAP applicable to quarterly financial statements generally, and certified by a Senior Financial Officer as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and changes in financial position, subject to changes resulting from year-end adjustments, provided that delivery within the time period specified above
                  --------
     of copies of the Company's Quarterly Report on Form 10-Q prepared in compliance with the requirements therefor and filed with the United States Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(a);

          (b)  Annual Statements -- within 120 days after the end of each fiscal
               -----------------
     year of the Company, duplicate copies of,

               (i) a consolidated balance sheet of the Company and its Subsidiaries, as at the end of such year, and

               (ii) consolidated statements of earnings, shareholders' equity and cash flows of the Company and its Subsidiaries, for such year,

     setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with Canadian GAAP, and accompanied by an opinion thereon of independent chartered accountants of recognized international standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and changes in financial position in accordance with Canadian GAAP, and that the examination of such accountants in connection with such financial statements has been conducted in accordance with generally accepted auditing standards, and that such audit provides a reasonable assurance that the financial statements are free of material misstatement, provided that the delivery within the
                                        --------
     time period specified above of the Company's Annual Report on Form 10-K for such fiscal year prepared in accordance with the requirements therefor and filed with the United States Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(b);

          (c)  Other Reports -- promptly upon their becoming available, one copy
               -------------
     of (i) each financial statement, report, notice or proxy statement sent by
         -
     the Company or any Subsidiary to public securities holders generally, and
     (ii) each regular or periodic report, each registration statement that
      --
     shall have become effective (without exhibits except as expressly requested by such holder), and each final prospectus and all amendments thereto filed by the Company or any Subsidiary with The New York Stock Exchange, The Toronto Stock Exchange or any other stock exchange or the United States Securities and Exchange Commission (other than any such registration statement on Form S-8 and any related prospectuses and amendments thereto);

          (d)  Notice of Default or Event of Default -- promptly, and in any
               -------------------------------------
     event within five Business Days after a Responsible Officer becoming aware of the existence of any Default or Event of Default, a written notice specifying the nature and period of existence thereof and what action the Company is taking or proposes to take with respect thereto;

          (e)  ERISA Matters -- promptly, and in any event within 20 days after
               -------------
     a Responsible Officer becoming aware of any of the following, a written notice setting forth the nature thereof and the action, if any, that the Company or an ERISA Affiliate proposes to take with respect thereto:

               (i) with respect to any Plan, any reportable event, as defined in section 4043(b) of ERISA and the regulations thereunder, for which notice thereof has not been waived pursuant to such regulations as in effect on the date hereof; or

               (ii) the taking by the PBGC of steps to institute, or the threatening by the PBGC of the institution of, proceedings under section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Company or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan; or

               (iii) any event, transaction or condition that could result in the incurrence of any liability by the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or such penalty or excise tax provisions, if such liability or Lien, taken together with any other such liabilities or Liens then existing, would reasonably be expected to have a Material Adverse Effect;

          (f)  144A Information - at any time when the Company is subject
               ----------------
     neither to Section 13 nor Section 15(d) of the Exchange Act, with reasonable promptness, upon the request of any holder of a Note, provide such holder, and any "qualified institutional buyer" (as defined in Rule 144A under the Securities Act) designated by such holder, such financial and other information in respect of the Company as is necessary in order to permit compliance with the information requirements of Rule 144A under the Securities Act in connection with the resale of any Note; and

          (g)  Requested Information -- with reasonable promptness, such other
               ---------------------
     data and information relating to the business, operations, affairs, financial condition, assets or properties of the Company or any of its Subsidiaries or relating to the ability of the Company to perform its obligations hereunder and under the Notes as from time to time may be reasonably requested by any such holder of Notes.

OFFICER'S CERTIFICATE.

          Each set of financial statements delivered to a holder of Notes pursuant to Section 7.1(a) or Section 7.1(b) hereof shall be accompanied by a certificate of a Senior Financial Officer setting forth:

          (a)  Covenant Compliance -- the information (including detailed
               -------------------
     calculations) required in order to establish whether the Company was in compliance with the requirements of Sections 10.3 through 10.6, inclusive,
     Section 10.7(n) and Section 10.8(c), during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence); and

          (b)  Event of Default -- a statement that such officer has reviewed
               ----------------
     the relevant terms hereof and has made, or caused to be made, under his or her supervision, a review of the transactions and conditions of the Company and its Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists (including, without limitation, any such event or condition resulting from the failure of the Company or any Subsidiary to comply with any Environmental Law), specifying the nature and period of existence thereof and what action the Company shall have taken or proposes to take with respect thereto.

INSPECTION.

          The Company shall permit the representatives of each holder of Notes that is an Institutional Investor:

          (a)  No Default -- if no Default or Event of Default then exists, at
               ----------
     the expense of such holder and upon reasonable prior written notice to the Company, to visit the principal executive office of the Company, to discuss the affairs, finances and accounts of the Company and its Subsidiaries with the Company's officers, and, with the consent of the Company (which consent will not be unreasonably withheld) to visit the other offices and properties of the Company and each Material Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and

          (b)  Default -- if a Default or Event of Default then exists, at the
               -------
     expense of the Company to visit and inspect any of the offices or properties of the Company or any Material Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent chartered accountants (and by this provision the Company authorizes said accountants to discuss the affairs, finances and accounts of the Company and its Material Subsidiaries), all at such reasonable times and as often as may be reasonably requested.

PREPAYMENT OF THE NOTES.

MATURITY.

          As provided therein, the entire unpaid principal amount of the Notes shall be due and payable on April 30, 2003.

OPTIONAL PREPAYMENTS WITH MAKE-WHOLE AMOUNT.

          The Company may, at its option, upon notice as provided in Section 8.4, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus the applicable Make-Whole Amount determined for the prepayment date with respect to such principal amount.

PREPAYMENT IN CONNECTION WITH A PAYMENT UNDER SECTION 13.

          (a) Subject to Subsection (b) below, if, as a result of the occurrence of any Tax Event, the Company on any date shall have (i) made a payment under Section 13 with respect to any Note or become obligated to make a payment under Section 13 (in any such case, a "TAX PAYMENT") with respect to any Note on the next date on which a tax payment of interest is scheduled to be made (in either case, any such Note being herein referred to as an "AFFECTED NOTE") and (ii) furnished to each holder of any Affected Note a notice from a Responsible Officer setting forth in reasonable detail the nature of such Tax Event and an explanation of the basis on which the Company is then so obligated to make payment under Section 13 (together with an opinion of counsel of recognized international standing to the effect that a Tax Event has occurred and a Tax Payment was or would be required to be made as provided above), the Company may, upon notice given as provided in Section 8.4, prepay the Affected Notes in whole (and not in part) at a price equal to the unpaid principal amount of such Notes, together with interest accrued thereon to the date fixed for such prepayment plus the applicable Make-Whole Amount determined for such prepayment date with respect to such principal amount.

          (b) Notwithstanding Subsection (a) above, no Affected Note shall be prepaid pursuant to this Section 8.3 if the holder thereof, at least five Business Days prior to the prepayment date under this Section 8.3, shall have delivered a notice to the Company stating that such holder waives any right to any future Tax Payment under Section 13 in respect of the specific Tax Event that shall have given rise to the Company's prepayment right under this Section 8.3; provided that
     --------

          (1) no such waiver shall (x) be deemed to constitute a waiver of any right to receive a Tax Payment in full under Section 13 in respect of any other Tax Event that shall have given rise to the Company's prepayment right under this Section 8.3 or (y) preclude the Company from exercising any such right of prepayment in respect of such other Tax Event; and

          (2) if on any date the amount of any Tax Payment that a holder of a Note would be entitled to receive under Section 13 shall increase (in proportion to the total amount in respect of which the amount payable under
     Section 13 is determined),

               (x) the occurrence of any such increase shall be deemed to be a new Tax Event giving rise to a prepayment right under this Section 8.3, and

               (y) such holder thereafter shall be entitled to receive the full amount of any future Tax Payment provided under Section 13, notwithstanding any waiver previously delivered pursuant to this
          Section 8.3, unless such holder shall have delivered a notice under
          Section 8.3(b) in respect of any such prepayment.

          In addition, no prepayment of any Note shall be permitted pursuant to
Section 8.3(a) if the underlying Tax Payment under Section 13 arises as a result of the failure of the Company to make any request specified in Section 13(a)(ii).

NOTICES, ETC.

          The Company will give each holder of Notes written notice of each optional prepayment under Section 8.2 and each holder of any Affected Note written notice of each prepayment under Section 8.3, in each case not less than 30 days and not more than 60 days prior to the date fixed for such prepayment. Each such notice shall specify such date, the aggregate principal amount of the Notes or Affected Notes, as the case may be, to be prepaid on such date, the principal amount of each Note or Affected Note, as the case may be, held by such holder to be prepaid, and the interest to be paid on the prepayment date with respect to such principal amount being prepaid. Each such notice shall be accompanied by a certificate of a Senior Financial Officer as to the estimated applicable Make-Whole Amount due in connection with such prepayment (calculated as if the date of such notice were the date of the prepayment), setting forth the details of such computation, and two Business Days prior to such prepayment, the Company shall deliver to each holder of Notes a certificate of a Senior Financial Officer specifying the calculation of such Make-Whole Amount as of the specified prepayment date.

ALLOCATION OF PARTIAL PREPAYMENTS.

          In the case of each partial prepayment of the Notes pursuant to
Section 8.2, the principal amount of the Notes to be prepaid shall be allocated among all of the Notes at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment.

MATURITY; SURRENDER, ETC.

          In the case of each prepayment of Notes pursuant to this Section 8, the principal amount of each Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the applicable Make-Whole Amount, if any. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, together with the interest and Make-Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Note paid or prepaid in full shall be surrendered to the Company and cancelled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of any Note.

PURCHASE OF NOTES.

          The Company will not and will not permit any Affiliate to purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes except (a) upon the payment or prepayment of the Notes in
                          -
accordance with the terms of this Agreement and the Notes or (b) pursuant to an
                                                              -
offer to purchase made by the Company or an Affiliate pro rata to the holders of all Notes at the time outstanding upon the same terms and conditions. Any such offer shall provide each holder with sufficient information to enable it to make an informed decision with respect to such offer, and shall remain open for at least ten Business Days. If the holders of more than 50% of the principal amount of the Notes then outstanding accept such offer, the Company shall promptly notify the remaining holders of such fact and the expiration date for the acceptance by holders of Notes of such offer shall be extended by the number of days necessary to give each such remaining holder at least five Business Days from its receipt of such notice to accept such offer. The Company will promptly cancel all Notes acquired by it or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.

MAKE-WHOLE AMOUNT.

          The term "MAKE-WHOLE AMOUNT" means, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no
                                 --------
event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

          "CALLED PRINCIPAL" means, with respect to any Note, the principal of such Note that is to be prepaid pursuant to Section 8.2 or 8.3 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

          "DISCOUNTED VALUE" means, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on the Notes is payable) equal to the Reinvestment Yield with respect to such Called Principal.

          "REINVESTMENT YIELD" means, with respect to the Called Principal of any Note, the sum of (x)(i) if such Called Principal is to be prepaid pursuant
                      -  -
to Section 8.3, 0.75% or (ii) if such Called Principal is to be prepaid pursuant
                          --
to Section 8.2 or has become or is declared to be immediately due and payable pursuant to Section 12.1, 0.50% plus (y) the yield to maturity implied by (i)
                                ----  -                                    -
the yields reported, as of 10:00 A.M. (New York City time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page 678" on the Dow Jones Markets Service (or such other display as may replace Page 678 on Dow Jones Markets Service) for actively traded U.S. Treasury securities having a maturity equal to the remaining term of the Notes as of such Settlement Date, or (ii) if such
                                                                --
yields are not reported as of such time or the yields reported as of such time are not ascertainable, the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in U.S. Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the remaining term of the Notes as of such Settlement Date. Such implied yield will be determined, if necessary, by (a)
                                                                           -
converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between (1) the
                                      -                                  -
actively traded U.S. Treasury security with the maturity closest to and greater than the remaining term of the Notes and (2) the actively traded U.S. Treasury
                                          -
security with the maturity closest to and less than the remaining term of the Notes.

          "REMAINING SCHEDULED PAYMENTS" means, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that if such Settlement Date is not a date on which
                    --------
interest payments are due to be made under the terms of the Notes, then the amount of the next succeeding scheduled interest payment will be reduced by the amount of interest accrued to such Settlement Date and required to be paid on such Settlement Date pursuant to Section 8.2, 8.3 or 12.1.

          "SETTLEMENT DATE" means, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to
Section 8.2 or 8.3 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

AFFIRMATIVE COVENANTS.

          The Company covenants that so long as any of the Notes are outstanding:

COMPLIANCE WITH LAW.

          The Company will and will cause each of its Subsidiaries to comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation, Environmental Laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations would not reasonably be expected, individually or in the aggregate, to have a materially adverse effect on the business, operations, affairs, financial condition, properties or assets of the Company and its Subsidiaries taken as a whole.

INSURANCE.

          The Company will and will cause each of its Subsidiaries to maintain, with financially sound and reputable insurers, insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.

MAINTENANCE OF PROPERTIES.

          The Company will and will cause each of its Subsidiaries to maintain and keep, or cause to be maintained and kept, their respective properties in good repair, working order and condition (other than ordinary wear and tear), so that the business carried on in connection therewith may be properly conducted at all times, provided that this Section shall not prevent the Company or any
              --------
Subsidiary from discontinuing the operation and the maintenance of any of its properties if such discontinuance is desirable in the conduct of its business and the Company has concluded that such discontinuance would not, individually or in the aggregate, have a materially adverse effect on the business, operations, affairs, financial condition, properties or assets of the Company and its Subsidiaries taken as a whole.

PAYMENT OF TAXES.

          The Company will and will cause each of its Material Subsidiaries to file all income tax or similar tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies payable by any of them, to the extent such taxes and assessments have become due and payable and before they have become delinquent, provided that neither the
                                                    --------
Company nor any such Subsidiary need file any such return or pay any such tax or assessment if (i) in the case of the failure to pay any such tax, assessment or
               -
claim, the amount, applicability or validity thereof is contested by the Company or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and the Company or a Subsidiary has established adequate reserves therefor in accordance with Canadian GAAP on the books of the Company or such Subsidiary or (ii) in any case, the failure to file any such returns and the
               --
nonpayment of all such taxes and assessments in the aggregate would not reasonably be expected to have a materially adverse effect on the business, operations, affairs, financial condition, properties or assets of the Company and its Subsidiaries taken as a whole.

CORPORATE EXISTENCE, ETC.

          Subject to Sections 10.2 and 10.8, the Company will at all times preserve and keep in full force and effect its corporate existence, and the Company will at all times preserve and keep in full force and effect the corporate existence of each of its Material Subsidiaries (unless merged into the Company or a Subsidiary) and all rights and franchises of the Company and its Material Subsidiaries unless, in the good faith judgment of the Company, the termination of or failure to preserve and keep in full force and effect the corporate existence of any Material Subsidiary or any such right or franchise would not, individually or in the aggregate, have a materially adverse effect on the business, operations, affairs, financial condition, properties or assets of the Company and its Subsidiaries taken as a whole.

RANKING.

          The Company will ensure that, at all times, all liabilities of the Company under the Notes will rank in right of payment either pari passu or
                                                             ---- -----
senior to all other Indebtedness of the Company except for Indebtedness which is preferred as a result of being secured (but then only to the extent of such security).

SUBSIDIARY GUARANTORS.

          (a) The Company will ensure that each Subsidiary that has outstanding a Guaranty with respect to any Indebtedness of the Company, or is otherwise a co-obligor or jointly liable with the Company with respect to any Indebtedness, is a Subsidiary Guarantor.

          (b) Upon notice by the Company to each holder of a Note, a Subsidiary Guarantor shall cease to be a Subsidiary Guarantor and shall be released from its obligations under its Subsidiary Guarantee if such Subsidiary Guarantor (i)
                                                                             -
shall not have outstanding any Guaranty with respect to any Indebtedness of the Company and shall not otherwise be a co-obligor or jointly liable with the Company with respect to any Indebtedness, or (ii) shall otherwise not be a
                                              --
Subsidiary of the Company.

NEGATIVE COVENANTS.

          The Company covenants that so long as any of the Notes are outstanding:

TRANSACTIONS WITH AFFILIATES.

          The Company will not and will not permit any Subsidiary to enter into directly or indirectly any Material transaction or Material group of related transactions (including without limitation the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than the Company or another Subsidiary), except pursuant to the reasonable requirements of the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate.

MERGER, CONSOLIDATION, ETC.

          The Company shall not consolidate or amalgamate with or merge with any other corporation or convey, transfer or lease substantially all of its assets in a single transaction or series of transactions to any Person unless:

               (a) the successor formed by such consolidation or amalgamation or the survivor of such merger or the Person that acquires by conveyance, transfer or lease substantially all of the assets of the Company as an entirety, as the case may be (in any case, the "SUCCESSOR"), shall be a solvent corporation organized and existing under the laws of Canada or any Province thereof or the United States of America or any State thereof (including the District of Columbia), and, if the Company is not the Successor, the Successor shall have executed and delivered to each holder of any Notes its assumption of the due and punctual performance and observance of each covenant and condition of this Agreement and the Notes;

               (b) as of the last day of the most recently ended fiscal quarter of the Company, the Successor would have been in compliance with the provisions of Sections 10.3 and 10.4 (after giving effect to such transaction); and

               (c) immediately after giving effect to such transaction, (x)
                                                                         -
     Adjusted Consolidated Net Worth of the Successor shall not be less than C$1,000,000,000 and (y) no Default or Event of Default shall have occurred
                          -
     and be continuing.

No such conveyance, transfer or lease of substantially all of the assets of the Company shall have the effect of releasing the Company or any successor corporation that shall theretofore have become such in the manner prescribed in this Section 10.2 from its liability under this Agreement or the Notes.

DEBT RATIO.

          The Company will not, as of the last day of any fiscal quarter of the Company, permit the ratio of Consolidated Debt to Consolidated Capital to be greater than 35%.

EBITDA RATIO.

          The Company will not, as of the last day of any fiscal quarter of the Company, permit the ratio of EBITDA to Consolidated Interest Expense for the four fiscal quarters of the Company ended on such date to be less than 5.0 to 1.0.

SUBSIDIARY INDEBTEDNESS.

          The Company will not permit any Subsidiary to create, assume, incur, guarantee or otherwise become liable in respect of any Indebtedness, except (i)
                                                                             -
Permitted Subsidiary Indebtedness and (ii) other Indebtedness, provided that,
                                       --                      --------
upon the incurrence thereof and immediately after giving effect thereto, the sum (without duplication) of (x) the aggregate unpaid principal amount of
                          -
Indebtedness of the Company and its Subsidiaries secured by Liens (other than Liens permitted by Section 10.7(a) through (m), inclusive) plus (y) the
                                                           ----  -
aggregate unpaid principal amount of all Indebtedness of Subsidiaries (other than Permitted Subsidiary Indebtedness) shall not exceed 10% of Consolidated Total Assets. For purposes of this Section 10.5, any Indebtedness of a Person existing at the time such Person becomes a Subsidiary shall be deemed to have been incurred at that time.

NET WORTH.

     The Company will not, as of the last day of any fiscal quarter of the Company, permit Adjusted Consolidated Net Worth to be less than C$1,000,000,000.

LIENS.

     The Company will not, and will not permit any of its Subsidiaries to, directly or indirectly create, incur, assume or permit to exist (upon the happening of a contingency or otherwise) any Lien on or with respect to any property or asset of the Company or any such Subsidiary, whether now owned or held or hereafter acquired, or any income or profits therefrom, except:

               (a) Liens for taxes, assessments or other governmental charges which are not yet due and payable or the payment of which is not at the time required by Section 9.4;

               (b) statutory Liens of landlords and Liens of carriers, warehousemen, mechanics, materialmen and other similar Liens, in each case
     (i) incurred in the ordinary course of business for sums not yet due and
      -
     payable, (ii) the payment of which is not at the time required by Section
               --
     9.1 or (iii) which are being contested in good faith by appropriate
             ---
     proceedings and for which the Company or such Subsidiary has established adequate reserves in accordance with Canadian GAAP;

               (c) Liens (other than any Lien imposed by ERISA) incurred or deposits made in the ordinary course of business (i) in connection with
                                                       -
     workers' compensation, unemployment insurance and other types of social security or retirement benefits, or (ii) to secure (or to obtain letters of
                                          --
     credit that secure) the performance of tenders, statutory obligations, surety bonds, appeal bonds, bids, leases (other than Capital Leases), performance bonds, purchase, construction or sales contracts and other similar obligations, in each case not incurred or made in connection with the incurrence of Indebtedness;

               (d) any attachment or judgment Lien, unless the judgment it secures shall not, within 60 days after the entry thereof, have been discharged or execution thereof stayed pending appeal, or shall not have been discharged or further stayed within 60 days after the expiration of any such stay;

               (e) leases or subleases granted to others, easements, rights-of-way, restrictions and other similar charges or encumbrances, or title defects or irregularities that are of a minor nature, in each case incidental to, and not interfering with, the ordinary conduct of the business of the Company or any of its Subsidiaries;

               (f) Liens on property or assets of any Subsidiary of the Company securing Indebtedness owing to the Company or to a Wholly-Owned Subsidiary;

               (g) Liens existing on the date of this Agreement and securing Indebtedness of the Company and its Subsidiaries specified on Schedule 5.15;

               (h) any Lien created to secure all or any part of the purchase price, or to secure Indebtedness incurred or assumed to pay all or any part of the purchase price or cost of construction or improvement, of property acquired or constructed or shares of capital stock acquired (including acquisition through consolidation or amalgamation or merger) by the Company or a Subsidiary after the date of the Closing, provided that (i) such Lien is limited to the property so acquired or
     --------       -
     constructed or the shares so acquired, (ii) the principal amount of
                                             --
     Indebtedness secured by such Lien shall not exceed the fair market value of such property (or improvement thereon) or such shares at the time of such acquisition or construction (or, if the principal amount of such Indebtedness does exceed such value, such Lien shall be permitted under this paragraph (h) and the amount of such excess Indebtedness shall be deemed to be outstanding for purposes of paragraph (n) of this Section 10.7 and for purposes of Section 10.5(ii)(x)) and (iii) such Lien shall be
                                                   ---
     created contemporaneously with, or within 180 days after, the acquisition, completion of construction or commencement of full operation of such property or within 180 days after the acquisition of such shares;

               (i) (x) any Lien existing on property of a Person immediately
                    -
     prior to its being consolidated or amalgamated with or merged into the Company or a Subsidiary or its becoming a Subsidiary, or (y) any Lien
                                                               -
     (including any Lien securing liabilities in respect of Capital Leases) existing on any property acquired by the Company or any Subsidiary at the time such property is so acquired (whether or not the Indebtedness secured thereby shall have been assumed), provided that in the case of (x) and (y)
                                       --------
     above, such Lien shall not have been created or assumed in contemplation of such consolidation or amalgamation or merger or such Person's becoming a Subsidiary or such acquisition and such Lien shall not extend to any other item of property owned by the Company or such Subsidiary, as the case may be;

               (j) any Lien renewing, extending or refunding any Lien permitted by paragraphs (g), (h) and (i) of this Section 10.7, provided that (i) the
                                                          --------       -
     principal amount of Indebtedness secured by such Lien immediately prior to such extension, renewal or refunding is not increased, (ii) such Lien is
                                                             --
     limited to the property (including improvements thereon) that secured the Lien so renewed, extended or refunded, and (iii) immediately after such
                                                 ---
     extension, renewal or refunding no Default or Event of Default would exist;

               (k) the right reserved to or vested in any municipality or governmental or other public authority by the terms of any lease, license, franchise, grant or permit acquired by the Company or any Subsidiary or by any statutory provision, to terminate any such lease, license, franchise, grant or permit, or to require annual or other payments as a condition to the continuance thereof; and security given in the ordinary course of business to a public utility or any municipality or governmental or other public authority when required by such utility or other authority in connection with the operations of the Company or any Subsidiary;

               (l) the reservations, limitation, provisos and conditions, if any, expressed in any original grants from the Crown or in comparable grants, if any, in jurisdictions other than Canada; and applicable municipal and other governmental restrictions affecting the use of land or the nature of any structures which may be erected thereon, provided such restrictions have been complied with and will not materially impair the use of the property for the purpose for which it is held;

               (m) Liens on assets of any Subsidiary (or on the equity interests of the Company or any Subsidiary in such Subsidiary) securing Indebtedness of such Subsidiary incurred pursuant to clause (iii) of the definition of Permitted Subsidiary Indebtedness; and

               (n) any other Lien not otherwise permitted by paragraphs (a) through (m) of this Section 10.7, provided that, upon the incurrence
                                       --------
     thereof and immediately after giving effect thereto, the sum (without duplication) of (i) the aggregate unpaid principal amount of Indebtedness
                      -
     of the Company and its Subsidiaries secured by Liens (other than Liens permitted by paragraphs (a) through (m) of this Section 10.7) plus (ii) the
                                                                   ----  --
     aggregate unpaid principal amount of all Indebtedness of Subsidiaries (other than Permitted Subsidiary Indebtedness) shall not exceed 10% of Consolidated Total Assets.

SALE OF ASSETS.

     The Company will not, and will not permit any Subsidiary to, directly or indirectly, sell, lease, transfer or otherwise dispose of (collectively a "DISPOSITION") any of its properties or assets unless, after giving effect to such proposed Disposition, the aggregate net book value of all assets that were the subject of a Disposition during the period commencing on the first day of the then current fiscal year of the Company and ending on the date of such proposed Disposition (the "DISPOSITION DATE") does not exceed 15% of Consolidated Total Assets as at the end of the quarterly fiscal period of the Company ended immediately prior to the Disposition Date. Any Disposition of shares of stock of any Subsidiary shall, for purposes of this Section, be valued at an amount that bears the same proportion to the total assets of such Subsidiary as the number of such shares bears to the total number of shares of stock of such Subsidiary. Notwithstanding the foregoing, the following Dispositions shall not be taken into account under this Section 10.8:

          (a) any Disposition of inventory, equipment, fixtures, supplies or materials in the ordinary course of business;

          (b) any Disposition of accounts receivable through factoring or other arm's length transactions with a financial institution for cash or cash equivalents (such cash equivalents to be of a type that would be reflected as such on a consolidated balance sheet of the Company and its Subsidiaries prepared at such time in accordance with Canadian GAAP); and

          (c) any Disposition the net proceeds of which are applied within 365 days of the related Disposition Date to (x) the repayment of unsubordinated Funded Indebtedness of the Company or Funded Indebtedness of such Subsidiary or
(y) the acquisition of assets to be used in the ordinary course of business of the Company or such Subsidiary or the acquisition of the assets or capital stock of any Person engaged in an industrial technologies, electronics, networking or telecommunications equipment business or another business similar (or reasonably related) to that of the Company or any of its Subsidiaries.

EVENTS OF DEFAULT.

          An "EVENT OF DEFAULT" shall exist if any of the following conditions or events shall occur and be continuing:

          (a) the Company defaults in the payment of any principal or Make-Whole Amount, if any, on any Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise; or

          (b) the Company defaults in the payment of any interest on any Note or any amount due pursuant to Section 13 for more than five Business Days after the same becomes due and payable; or

          (c) the Company defaults in the performance of or compliance with any term contained in Section 7.1(d) or Sections 10.2 through 10.8, inclusive; or

          (d) the Company defaults in the performance of or compliance with any term contained herein (other than those referred to in paragraphs (a), (b) and (c) of this Section 11) and such default is not remedied within 45 days after the earlier of (i) a Responsible Officer obtaining actual
                                 -
      knowledge of such default and (ii) the Company receiving written notice of
                                     --
      such default from any holder of a Note (any such written notice to be identified as a "notice of default" and to refer specifically to this paragraph (d) of Section 11); or

          (e) any representation or warranty made in writing by or on behalf of the Company or by any officer of the Company in this Agreement, in writing by or on behalf of any Subsidiary Guarantor or by any officer of any Subsidiary Guarantor in any Subsidiary Guarantee, or in any writing furnished in connection with the transactions contemplated hereby proves to have been false or incorrect in any material respect on the date as of which made; or

          (f) (i) the Company or any Subsidiary is in default (as principal or
               -
      as guarantor or other surety) in the payment of any principal of or premium or make-whole amount or interest on any Indebtedness that is outstanding in an aggregate principal amount of at least C$25,000,000 (or the equivalent thereof, as of any date of determination, in any other currency) beyond any period of grace provided with respect thereto, or
      (ii) the Company or any Subsidiary is in default in the performance of or
       --
      compliance with any term of any evidence of any Indebtedness in an aggregate outstanding principal amount of at least C$25,000,000 (or the equivalent thereof, as of any date of determination, in any other currency) or of any mortgage, indenture or other agreement relating thereto or any other condition exists, and as a consequence of such default or condition such Indebtedness has become, or has been declared, due and payable before its stated maturity or before its regularly scheduled dates of payment; or

          (g) the Company or any Material Subsidiary (i) is generally not
                                                      -
      paying, or admits in writing its inability to pay, its debts as they become due, (ii) files, or consents by answer or otherwise to the filing
                   --
      against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, (iii) makes an assignment for the benefit of its
                                ---
      creditors, (iv) consents to the appointment of a custodian, receiver,
                  --
      liquidator, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, (v) is
                                                                   -
      adjudicated as insolvent or to be liquidated, or (vi) takes corporate
                                                        --
      action for the purpose of any of the foregoing; or

          (h) a court or governmental authority of competent jurisdiction enters an order appointing, without consent by the Company or any of its Material Subsidiaries, a custodian, receiver, liquidator, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of the Company or any of its Material Subsidiaries, or any such petition shall be filed against the Company or any of its Material Subsidiaries and such petition shall not be dismissed within 60 days; or

          (i) a final judgment or judgments for the payment of money aggregating in excess of C$25,000,000 (or the equivalent thereof, as of any date of determination, in any other currency) are rendered against one or more of the Company and its Subsidiaries and which judgments are not, within 60 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 60 days after the expiration of such stay; or

          (j) if (i) any Plan shall fail to satisfy the minimum funding
                  -
      standards of ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to
                                                 --
      terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under ERISA section 4042 to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified the Company or any ERISA Affiliate that a Plan may become a subject of any such proceedings, (iii) the aggregate
                                                          ---
      "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed C$25,000,000, (iv) the Company or any ERISA
                                               --
      Affiliate shall have incurred or is reasonably expected to incur any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, (v) the Company
                                                                  -
      or any ERISA Affiliate withdraws from any Multiemployer Plan, or (vi) the
                                                                        --
      Company or any Subsidiary establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of the Company or any Subsidiary thereunder; and any such event or events described in clauses (i) through
      (vi) above, either individually or together with any other such event or events, would reasonably be expected to have a Material Adverse Effect.

As used in Section 11(j), the terms "EMPLOYEE BENEFIT PLAN" and "EMPLOYEE WELFARE BENEFIT PLAN" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

REMEDIES ON DEFAULT, ETC.

ACCELERATION.

          (a) If an Event of Default with respect to the Company described in paragraph (g) or (h) of Section 11 (other than an Event of Default described in clause (i) of paragraph (g) or described in clause (vi) of paragraph (g) by virtue of the fact that such clause encompasses clause (i) of paragraph (g)) has occurred, all the Notes then outstanding shall automatically become immediately due and payable.

          (b) If any other Event of Default has occurred and is continuing, the Required Holders may at any time at their option, by notice or notices to the Company, declare all the Notes then outstanding to be immediately due and payable.

          (c) If any Event of Default described in paragraph (a) or (b) of
Section 11 has occurred and is continuing, any holder or holders of Notes at the time outstanding affected by such Event of Default may at any time, at its or their option, by notice or notices to the Company, declare all the Notes held by it or them to be immediately due and payable.

          Upon any Notes becoming due and payable under this Section 12.1, whether automatically or by declaration, such Notes will forthwith mature and the entire unpaid principal amount of such Notes, plus (x) all accrued and
                                                        -
unpaid interest thereon and (y) the Make-Whole Amount determined in respect of
                             -
such principal amount (to the full extent permitted by applicable law), shall all be immediately due and payable, in each and every case without presentment, demand, protest or further notice, all of which are hereby waived. The Company acknowledges, and the parties hereto agree, that each holder of a Note has the right to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) and that the provision for payment of a Make-Whole Amount by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

OTHER REMEDIES.

          If any Default or Event of Default has occurred and is continuing, and irrespective of whether any Notes have become or have been declared immediately due and payable under Section 12.1, the holder of any Note at the time outstanding may proceed to protect and enforce the rights of such holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in any Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.

RESCISSION.

          At any time after any Notes have been declared due and payable pursuant to clause (b) or (c) of Section 12.1, the Required Holders, by written notice to the Company, may rescind and annul any such declaration and its consequences if (a) the Company has paid all overdue interest on the Notes, all
                 -
principal of and Make-Whole Amount, if any, on any Notes that are due and payable and are unpaid other than by reason of such declaration, and all interest on such overdue principal and Make-Whole Amount, if any, and (to the extent permitted by applicable law) any overdue interest in respect of the Notes, at the Default Rate, (b) all Events of Default and Defaults, other than
                             -
non-payment of amounts that have become due solely by reason of such declaration, have been cured or have been waived pursuant to Section 18, and (c)
                                                                              -
no judgment or decree has been entered for the payment of any monies due pursuant hereto or to the Notes. No rescission and annulment under this Section
12.3 will extend to or affect any subsequent Event of Default or Default or impair any right consequent thereon.

NO WAIVERS OR ELECTION OF REMEDIES, EXPENSES, ETC.

          No course of dealing and no delay on the part of any holder of any
Note in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise. Without limiting the obligations of the Company under Section 16, the Company will pay to the holder of each Note on demand such further amount as shall be sufficient to cover all costs and expenses of such holder incurred in any enforcement or collection under this Section 12, including, without limitation, reasonable attorneys' fees, expenses and disbursements.

TAX INDEMNIFICATION.

          (a) In the event of the imposition by or for the account of any Applicable Taxing Authority or of any Governmental Authority of any jurisdiction in which the Company resides for tax purposes or any jurisdiction from or through which the Company is making any payment in respect of any Note, other than any Governmental Authority of or in the United States of America or any political subdivision thereof or therein, of any requirement to make any deduction or withholding of any Tax upon or with respect to any payments made by or on behalf of the Company in respect of any Note, the Company hereby agrees to pay forthwith from time to time in connection with each payment on the Notes to each holder of a Note such amounts as shall be required so that every payment received by such holder in respect of the Notes and every payment received by such holder under this Agreement will not, after such withholding or deduction or other payment for or on account of such Tax and any interest or penalties relating thereto, be less than the amount due and payable to such holder in respect of such Note or under this Agreement before the assessment of such Tax; provided, however, that the Company shall not be obliged to pay such amounts to
--------
any holder of a Note in respect of Taxes to the extent such Taxes exceed the Taxes that would have been payable:

               (i) had such holder not been a resident of Canada within the meaning of the Canadian Income Tax Act or not used or held, and not been considered to have used or held, such Note in the course of carrying on a business in Canada within the meaning of the Canadian Income Tax Act; or

               (ii) but for the delay or failure by such holder (following a written request by the Company, which shall be accompanied by the below-mentioned Forms) in the filing with an appropriate Governmental Authority or otherwise of forms, certificates, documents, applications or other reasonably required evidence (collectively "FORMS"), that are required to be filed by such holder to avoid or reduce such Taxes and that in the case of any of the foregoing would not result in any confidential or proprietary income tax return information being revealed, either directly or indirectly, to any Person and such delay or failure could have been lawfully avoided by such holder, provided that such holder shall be deemed to have satisfied the requirements of this clause (ii) upon the good faith completion and submission of such Forms as may be specified in a written request of the Company no later than 45 days after receipt by such holder of such written request.

          (b) Within 60 days after the date of any payment by the Company of any Tax in respect of any payment under the Notes or this Section 13, the Company shall furnish to each holder of a Note the original tax receipt for the payment of such Tax (or if such original tax receipt is not available, a duly certified copy of the original tax receipt), together with such other documentary evidence with respect to such payments as may be reasonably requested from time to time by any holder of a Note.

          (c) The obligations of the Company under this Section 13 shall survive the transfer or payment of any Note.

REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES.

REGISTRATION OF NOTES.

          The Company shall keep at its principal executive office a register for the registration and registration of transfers of Notes. The name and address of each holder of one or more Notes, each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in such register. Prior to due presentment for registration of transfer, the Person in whose name any Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof, and the Company shall not be affected by any notice or knowledge to the contrary. The Company shall give to any holder of a Note that is an Institutional Investor promptly upon request therefor, a complete and correct copy of the names and addresses of all registered holders of Notes.

TRANSFER AND EXCHANGE OF NOTES.

          Upon surrender of any Note at the principal executive office of the Company for registration of transfer or exchange (and in the case of a surrender for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or his attorney duly authorized in writing and accompanied by the address for notices of each transferee of such Note or part thereof), the Company shall execute and deliver, at the Company's expense (except as provided below), one or more new Notes (as requested by the holder thereof) in exchange therefor, in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such holder may request and shall be substantially in the form of Exhibit 1. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes. Notes shall not be transferred in denominations of less than U.S.$1,000,000, provided that if
                                                          --------
necessary to enable the registration of transfer by a holder of its entire holding of Notes, one Note may be in a denomination of less than U.S.$1,000,000. Any transferee, by its acceptance of a Note registered in its name (or the name of its nominee), shall be deemed to have made the representation set forth in
Section 6.2.

REPLACEMENT OF NOTES.

          Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional Investor, notice from such Institutional Investor of such ownership and such loss, theft, destruction or mutilation), and

          (a) in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it (provided that if the holder of such Note is, or is a
                         --------
     nominee for, an original Purchaser or another holder of a Note with a minimum net worth of at least U.S.$25,000,000, such Person's own unsecured agreement of indemnity shall be deemed to be satisfactory), or

          (b) in the case of mutilation, upon surrender and cancellation thereof,

the Company at its own expense shall execute and deliver, in lieu thereof, a new Note, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.

PAYMENTS ON NOTES.

PLACE OF PAYMENT.

          Subject to Section 15.2, payments of principal, Make-Whole Amount, if any, and interest becoming due and payable on the Notes shall be made in New York, New York at the principal office of Royal Bank of Canada in such jurisdiction. The Company may at any time, by notice to each holder of a Note, change the place of payment of the Notes so long as such place of payment shall be either the principal office of the Company in such jurisdiction or the principal office of a bank or trust company in such jurisdiction.

HOME OFFICE PAYMENT.

          So long as any Purchaser or any nominee of such Purchaser shall be the holder of any Note, and notwithstanding anything contained in Section 15.1 or in such Note to the contrary, the Company will pay all sums becoming due on such Note for principal, Make-Whole Amount, if any, and interest by 12:00 noon at the place of payment by the method and at the address specified for such purpose below such Purchaser's name in Schedule A, or by such other method or at such other address as such Purchaser shall have from time to time specified to the Company in writing for such purpose, without the presentation or surrender of such Note or the making of any notation thereon, except that upon written request of the Company made concurrently with or reasonably promptly after payment or prepayment in full of any Note, such Purchaser shall surrender such Note for cancellation, reasonably promptly after any such request, to the Company at its principal executive office or at the place of payment most recently designated by the Company pursuant to Section 15.1. Prior to any sale or other disposition of any Note held by any Purchaser or any nominee of such Purchaser, such Purchaser will, at its election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Note to the Company in exchange for a new Note or Notes pursuant to Section 14.2. The Company will afford the benefits of this
Section 15.2 to any Institutional Investor that is the direct or indirect transferee of any Note purchased by any Purchaser under this Agreement and that has made the same agreement relating to such Note as the Purchasers have made in this Section 15.2.

EXPENSES, ETC.

TRANSACTION EXPENSES.

          Whether or not the transactions contemplated hereby are consummated, the Company will pay all costs and expenses (including reasonable attorneys' fees of a special counsel and, if reasonably required, local or other counsel) incurred by the Purchasers and each other holder of a Note in connection with such transactions and in connection with any amendments, waivers or consents under or in respect of this Agreement or the Notes (whether or not such amendment, waiver or consent becomes effective), including, without limitation:
(a) the costs and expenses incurred in enforcing or defending (or determining
 -
whether or how to enforce or defend) any rights under this Agreement or the Notes or in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement or the Notes, or by reason of being a holder of any Note, and (b) the costs and expenses,
                                              -
including financial advisors' fees, incurred in connection with the insolvency or bankruptcy of the Company or any Subsidiary or in connection with any work-out or restructuring of the transactions contemplated hereby and by the Notes. The Company will pay, and will save each Purchaser and each other holder of a Note harmless from, all claims in respect of any fees, costs or expenses if any, of brokers and finders (other than those retained by such Purchaser or other holder).

TAXES.

          The Company will pay all stamp, documentary or similar taxes which may be payable in respect of the execution and delivery of this Agreement or any Subsidiary Guarantee or of the original execution and delivery of any of the Notes or of any amendment of, or waiver or consent under or with respect to, this Agreement, any Subsidiary Guarantee or of any of the Notes and will save each holder of a Note harmless against any loss or liability resulting from nonpayment or delay in payment of any such tax required to be paid by the Company hereunder or under any Subsidiary Guarantee.

SURVIVAL.

          The obligations of the Company under this Section 16 will survive the payment or transfer of any Note, the enforcement, amendment or waiver of any provision of this Agreement or the Notes, and the termination of this Agreement.

SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT.

          All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the Notes, the purchase or transfer by each Purchaser of any Note or portion thereof or interest therein and the payment of any Note, and may be relied upon by any subsequent holder of a Note, regardless of any investigation made at any time by or on behalf of any Purchaser or any other holder of a Note. All statements contained in any certificate or other instrument delivered by or on behalf of the Company pursuant to this Agreement shall be deemed representations and warranties of the Company under this Agreement. Subject to the preceding sentence, this Agreement and the Notes embody the entire agreement and understanding between the Purchasers and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.

AMENDMENT AND WAIVER.

REQUIREMENTS.


          This Agreement and the Notes may be amended, and the observance of any term hereof or of the Notes may be waived (either retroactively or prospectively), with (and only with) the written consent of the Company and the Required Holders, except that (a) no amendment or waiver of any of the
                               -
provisions of Section 1, 2, 3, 4, 5, 6 or 22 hereof, or any defined term (as it is used therein), will be effective as to any Purchaser unless consented to by such Purchaser in writing, and (b) no such amendment or waiver may, without the
                                -
written consent of the holder of each Note at the time outstanding affected thereby, (i) subject to the provisions of Section 12 relating to acceleration or
          -
rescission, change the amount or time of any prepayment or payment of principal of, or reduce the rate or change the time of payment or method of computation of interest or of the Make-Whole Amount on, the Notes, (ii) change the percentage
                                                     --
of the principal amount of the Notes the holders of which are required to consent to any such amendment or waiver, or (iii) amend any of Sections 8,
                                             ---
11(a), 11(b), 12, 13, 18, 21 or 24.

SOLICITATION OF HOLDERS OF NOTES.

     (a) Solicitation.  The Company will provide each holder of the Notes
         ------------
(irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required, to enable such holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof or of the Notes. The Company will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this Section 18 to each holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite holders of Notes.

    (b)  Payment. The Company will not directly or indirectly pay or cause to be
         -------
paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any holder of Notes as consideration for or as an inducement to the entering into by any holder of Notes or any waiver or amendment of any of the terms and provisions hereof unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms, ratably to each holder of Notes then outstanding even if such holder did not consent to such waiver or amendment.

BINDING EFFECT, ETC.

          Any amendment or waiver consented to as provided in this Section 18 applies equally to all holders of Notes and is binding upon them and upon each future holder of any Note and upon the Company without regard to whether such Note has been marked to indicate such amendment or waiver. No such amendment or waiver will extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon. No course of dealing between the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein, the term "THIS AGREEMENT" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

NOTES HELD BY COMPANY, ETC.

          Solely for the purpose of determining whether the holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement or the Notes, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the holders of a specified percentage of the aggregate principal amount of Notes then outstanding, Notes directly or indirectly owned by the Company or any of its Affiliates shall be deemed not to be outstanding.

NOTICES

          All notices and communications provided for hereunder shall be in writing and sent (a) by telecopy if the sender on the same day sends a
                  -
confirming copy of such notice by a recognized overnight delivery service (charges prepaid), or (b) by registered or certified mail with return receipt
                       -
requested (postage prepaid), or (c) by a recognized overnight delivery service
                                 -
(with charges prepaid).  Any such notice must be sent:

          (i) if to any Purchaser or its nominee, to such Purchaser or nominee at the address specified for such communications in Schedule A, or at such other address as such Purchaser or nominee shall have specified to the Company in writing,

          (ii) if to any other holder of any Note, to such holder at such address as such other holder shall have specified to the Company in writing, or

          (iii) if to the Company, to the Company at its address set forth at the beginning hereof to the attention of the Treasurer (with a copy to the Legal Department), or at such other address as the Company shall have specified to the holder of each Note in writing.

Notices under this Section 19 will be deemed given only when actually received.

REPRODUCTION OF DOCUMENTS.

          This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be
             -
executed, (b) documents received by any Purchaser at the Closing (except the
           -
Notes themselves), and (c) financial statements, certificates and other
                        -
information previously or hereafter furnished to any Purchaser, may be reproduced by such Purchaser by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and such Purchaser may destroy any original document so reproduced. The

Company agrees and stipulates that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by such Purchaser in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. This
Section 20 shall not prohibit the Company or any other holder of Notes from contesting any such reproduction to the same extent that it could contest the original, or from introducing evidence to demonstrate the inaccuracy of any such reproduction.

CONFIDENTIAL INFORMATION.

          For the purposes of this Section 21, "CONFIDENTIAL INFORMATION" means information delivered to any Purchaser by or on behalf of the Company or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by such Purchaser as being confidential information of the Company or such Subsidiary, provided that such term does not include information that (a) was publicly known
--------                                                   -
or otherwise known to such Purchaser prior to the time of such disclosure, (b)
                                                                            -
subsequently becomes publicly known through no act or omission by such Purchaser or any person acting on such Purchaser's behalf, (c) otherwise becomes known to
                                                  -
such Purchaser other than through disclosure by the Company or any Subsidiary or
(d) constitutes financial statements delivered to such Purchaser under Section
 -
7.1 that are otherwise publicly available. Each Purchaser will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by such Purchaser in good faith to protect confidential information of third parties delivered to such Purchaser, provided that such Purchaser may
                                           --------
deliver or disclose Confidential Information to (i) such Purchaser's directors,
                                                 -
officers, employees, agents, attorneys and affiliates (to the extent such disclosure reasonably relates to the administration of the investment represented by such Purchaser's Notes), (ii) such Purchaser's financial advisors
                                         --
and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this Section 21, (iii)
                                                                            ---
any other holder of any Note, (iv) any Institutional Investor to which such
                               --
Purchaser sells or offers to sell such Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section
21), (v) any Person from which such Purchaser offers to purchase any security of
      -
the Company (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 21), (vi)
                                                                             --
any federal or state regulatory authority having jurisdiction over such Purchaser, (vii) the National Association of Insurance Commissioners or any
            ---
similar organization, or any nationally recognized rating agency that requires access to information about such Purchaser's investment portfolio or (viii) any
                                                                      ----
other Person to which such delivery or disclosure may be necessary or appropriate (w) to effect compliance with any law, rule, regulation or order
             -
applicable to such Purchaser, (x) in response to any subpoena or other legal
                               -
process, (y) in connection with any litigation to which such Purchaser is a
          -
party or (z) if an Event of Default has occurred and is continuing, to the
          -
extent such Purchaser may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under such Purchaser's Notes or this Agreement. Each holder of a Note, by its acceptance of a Note, will be deemed to have agreed to be bound by and to be entitled to the benefits of this Section 21 as though it were a party to this Agreement. On reasonable request by the Company in connection with the delivery to any holder of a Note of information required to be delivered to such holder under this Agreement or requested by such holder (other than a holder that is a party to this Agreement or its nominee), such holder will enter into an agreement with the Company embodying the provisions of this Section 21.

SUBSTITUTION OF PURCHASER.

          Each Purchaser shall have the right to substitute any one of such Purchaser's Affiliates as the purchaser of the Notes that such Purchaser has agreed to purchase hereunder, by written notice to the Company, which notice shall be signed by both such Purchaser and such Affiliate, shall contain such Affiliate's agreement to be bound by this Agreement and shall contain a confirmation by such Affiliate of the accuracy with respect to it of the representations set forth in Section 6. Upon receipt of such notice, any reference to such Purchaser in this Agreement (other than in this Section 22) shall be deemed to refer to such Affiliate in lieu of such original Purchaser. In the event that such Affiliate is so substituted as a purchaser hereunder and such Affiliate thereafter transfers to such original Purchaser all of the Notes then held by such Affiliate, upon receipt by the Company of notice of such transfer, any reference to such Affiliate as a "Purchaser" in this Agreement (other than in this Section 22) shall no longer be deemed to refer to such Affiliate, but shall refer to such original Purchaser, and such original Purchaser shall again have all the rights of an original holder of the Notes under this Agreement.

JURISDICTION AND PROCESS.

THE COMPANY AGREES THAT ANY LEGAL ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE NOTES OR ANY OTHER DOCUMENT EXECUTED IN CONNECTION HEREWITH, OR ANY LEGAL ACTION OR PROCEEDING TO EXECUTE OR OTHERWISE ENFORCE ANY JUDGMENT OBTAINED AGAINST THE COMPANY FOR BREACH HEREOF OR THEREOF, OR AGAINST ANY OF ITS PROPERTIES, MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK BY ANY PURCHASER OR ON ANY PURCHASER'S BEHALF OR BY OR ON BEHALF OF ANY HOLDER OF A NOTE, AS ANY PURCHASER OR SUCH HOLDER MAY ELECT, AND THE COMPANY HEREBY IRREVOCABLY AND UNCONDITIONALLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF SUCH COURTS FOR PURPOSES OF ANY SUCH LEGAL ACTION OR PROCEEDING. THE COMPANY HEREBY IRREVOCABLY APPOINTS AND DESIGNATES NEWBRIDGE NETWORKS INC., WHOSE ADDRESS IS 593 HERNDON PARKWAY, HERNDON, VA 22070, OR ANY OTHER PERSON HAVING AND MAINTAINING A PLACE OF BUSINESS IN THE CONTINENTAL UNITED STATES WHOM THE COMPANY MAY FROM TIME TO TIME HEREAFTER DESIGNATE (HAVING GIVEN 30 DAYS' NOTICE THEREOF TO EACH HOLDER OF A NOTE THEN OUTSTANDING), AS THE TRUE AND LAWFUL ATTORNEY AND

DULY AUTHORIZED AGENT FOR ACCEPTANCE OF SERVICE OF LEGAL PROCESS OF THE COMPANY. THE COMPANY HEREBY AGREES THAT SERVICE OF PROCESS IN ANY SUCH PROCEEDING MAY BE EFFECTED BY MAILING A COPY THEREOF BY REGISTERED OR CERTIFIED MAIL (OR ANY SUBSTANTIALLY SIMILAR FORM OF MAIL), POSTAGE PREPAID, TO IT AT ITS ADDRESS SPECIFIED IN SECTION 19 OR AT SUCH OTHER ADDRESS OF WHICH EACH HOLDER OF A NOTE SHALL HAVE BEEN NOTIFIED PURSUANT THERETO. IN ADDITION, THE COMPANY HEREBY IRREVOCABLY WAIVES TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE NOTES OR ANY OTHER DOCUMENT EXECUTED IN CONNECTION HEREWITH BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK, AND ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

OBLIGATION TO MAKE PAYMENTS IN U.S. DOLLARS.

          This is an international financing transaction in accordance with which the specification of U.S. Dollars is of the essence, and U.S. Dollars shall be the currency of account in the case of all obligations under this Agreement. The payment obligations of the Company under this Agreement shall not be discharged by an amount paid in a currency or in a place other than that specified with respect to such obligations, whether pursuant to a judgment or otherwise, to the extent that the amount so paid on prompt conversion to U.S. Dollars and transfer to the specified place of payment under normal banking procedures does not yield the amount of U.S. Dollars, in such place, due under this Agreement. In the event that any payment, whether pursuant to a judgment or otherwise, upon conversion and transfer does not result in payment of such amount of U.S. Dollars in the specified place of payment, the obligee of such payment shall have a separate cause of action against the Company for the additional amount necessary to yield the amount due and owing under this Agreement. If, for the purpose of obtaining a judgment in any court with respect to any obligation of the Company under this Agreement, it shall be necessary to convert to any other currency any amount in U.S. Dollars due hereunder and a change shall occur between the rate of exchange applied in making such conversion and the rate of exchange prevailing on the date of payment of such judgment, the Company agrees to pay such additional amounts (if any) as may be necessary to ensure that the amount paid on the date of payment is the amount in such other currency which, when converted into U.S. Dollars and transferred to New York, New York in accordance with normal banking procedures, will result in the amount then due under this Agreement in U.S. Dollars. Any amount due from the Company shall be due as a separate debt and shall not be affected by or merged into any judgment being obtained for any other sum due under or in respect of this Agreement. In no event, however, shall the Company be required to pay a larger amount in such other currency at the rate of exchange in effect on the date of payment than the amount of U.S. Dollars stated to be due under this Agreement, so that in any event the obligations of the Company under this Agreement will be effectively maintained as U.S. Dollar obligations.

MISCELLANEOUS.

SUCCESSORS AND ASSIGNS.

          All covenants and other agreements contained in this Agreement by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and assigns (including, without limitation, any subsequent holder of a Note) whether so expressed or not.

PAYMENTS DUE ON NON-BUSINESS DAYS.

          Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or Make-Whole Amount or interest on any Note that is due on a date other than a Business Day shall be made on the next succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.

SEVERABILITY.

          Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.

CONSTRUCTION.

          Each covenant contained herein shall be construed (absent express provision to the contrary) as being independent of each other covenant contained herein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

COUNTERPARTS.

          This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.

GOVERNING LAW.

          This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

                             *    *    *    *    *

          If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterpart of this Agreement and return it to the Company, whereupon the foregoing shall become a binding agreement between you and the Company.

                              Very truly yours,

                              NEWBRIDGE NETWORKS CORPORATION



                              By /s/ Peter Nadeau
                                 ----------------------------------------
                                 Title: Vice President, Legal Services


                              By /s/ Douglas McCarthy
                                 ----------------------------------------
_____________________

                                 Title: Vice President Finance and Treasurer


The foregoing is hereby
agreed to as of the
date thereof.

TEACHERS INSURANCE AND
 ANNUITY ASSOCIATION OF AMERICA


By /s/ Charles C. Thompson, III
   --------------------------------------
   Title: Managing Director

PACIFIC LIFE INSURANCE
 COMPANY


By /s/ Cathy Schwartz                       By /s/ Jane M. Guon
   --------------------------------------      --------------------------
   Title: Assistant Vice President             Title: Assistant Corporate
                                                      Secretary

PRINCIPAL MUTUAL LIFE
 INSURANCE COMPANY


By /s/ James C. Fifield
   -------------------------------------
   Title: Counsel

By /s/ Clint Woods
   -------------------------------------
   Title: Counsel

NIPPON LIFE INSURANCE COMPANY
 OF AMERICA


By /s/ Clint Woods                          By /s/ Sarah J. Pitts
   -------------------------------------       ------------------------------
   Title: Counsel                              Title: Counsel

THE NORTHWESTERN MUTUAL
 LIFE INSURANCE COMPANY


By /s/ J. Thomas Christofferson
   --------------------------------------
   Title: its authorized representative

ALLSTATE LIFE INSURANCE
 COMPANY


By /s/ Charles D. Mires
   ---------------------------------------

By /s/ Daniel C. Leimbach
   ---------------------------------------
   Authorized Signatories

ALLSTATE INSURANCE
 COMPANY

By /s/ Charles D. Mires
   ---------------------------------------


By /s/ Daniel C. Leimbach
   ---------------------------------------
   Authorized Signatories

SUN LIFE INSURANCE
 COMPANY OF CANADA


By /s/ John N. Whelihan
   --------------------------------------
   Title: Vice President, U.S. Private Placements - for President


By /s/ Jeffery J. Skerry
   ----------------------------------------
   Title: Senior Associate Counsel - for Secretary

SUN LIFE INSURANCE
 COMPANY OF CANADA (U.S.)


By /s/ John N. Whelihan
   --------------------------------------
   Title: Vice President, U.S. Private Placements - for President

By /s/ Jeffery J. Skerry
   ----------------------------------------
   Title: Senior Associate Counsel - for Secretary

NATIONWIDE LIFE INSURANCE
 COMPANY


By /s/ James W. Pruden
   -------------------------------------
   Title: Vice President - Municipal Securities

HARTFORD LIFE INSURANCE
 COMPANY
 By Hartford Investment Services, Inc
 Its Agent and Attorney-in-Fact


By /s/ Betsy Roberts
   -------------------------------------
   Title: Senior Vice President

HARTFORD ACCIDENT AND
 INDEMNITY COMPANY
 By Hartford Investment Services, Inc
 Its Agent and Attorney-in-Fact

By /s/ Betsy Roberts
   -------------------------------------
   Title: Senior Vice President

KEMPER INVESTORS LIFE
INSURANCE COMPANY


By /s/ G.W. Fridley
   ------------------------------------
   Title: CIO

By /s/ R. Daniel
   ------------------------------------
   Title: Controller

FEDERAL KEMPER LIFE
 ASSURANCE COMPANY


By /s/ G.W. Fridley
   ------------------------------------
   Title: CIO

By /s/ R. Daniel
   ------------------------------------
   Title: Controller



FIDELITY LIFE ASSOCIATION

By /s/ G.W. Fridley
   ------------------------------------
   Title: CIO

By /s/ R. Daniel
   ------------------------------------
   Title: Controller

ZURICH LIFE INSURANCE
 COMPANY OF AMERICA


By /s/ G.W. Fridley
   ------------------------------------
Title: CIO

By /s/ R. Daniel
   ------------------------------------
  Title: Controller

AMERICAN GENERAL ANNUITY
 INSURANCE COMPANY


By /s/ Richard W. Scott
   -------------------------------------
   Title: Vice Chairman and Chief Investment Officer

AMERICAN GENERAL LIFE
 INSURANCE COMPANY
          and
 AMERICAN GENERAL LIFE AND
 ACCIDENT INSURANCE COMPANY


By /s/ Julia S. Tucker
   ---------------------------------------
   Title: Investment Officer

AID ASSOCIATION FOR LUTHERANS


By /s/ James Abitz
   -------------------------------------
   Title: Vice President - Investments

WOODMEN OF THE WORLD LIFE
 INSURANCE SOCIETY


By /s/ John G. Bookout
   --------------------------------------
   Title: President


By /s/ James L. Monroe
   --------------------------------------
   Title: Secretary

                                                                      Schedule A
                                                                      ----------


                      INFORMATION RELATING TO PURCHASERS

                                                   Principal Amount
of

Name of Purchaser                                  Notes to be
-----------------                                  -----------
Purchased
---------

[NAME OF PURCHASER]                                U.S.$

(1) All payments by wire transfer of immediately available funds to:

     with sufficient information to identify the source and application of such funds.

(2)  All notices of payments and written
     confirmations of such wire transfers:

(3)  All other communications:

(4)  Tax I.D. No.:

                                                                      Schedule B
                                                                      ----------

                                 DEFINED TERMS
                                 -------------

          As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

          "ADJUSTED CONSOLIDATED NET WORTH" means Consolidated Net Worth adjusted to add back the after-tax effects of accelerated amortization, write-offs and write-downs of research and development in process and other intangible assets related to acquisitions taking place subsequent to the date of the Closing.

          "AFFECTED NOTE" is defined in Section 8.3.

          "AFFILIATE" means, at any time, and with respect to any Person, any other Person that at such time directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, such first Person. As used in this definition, "CONTROL" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. Unless the context otherwise clearly requires, any reference to an "Affiliate" is a reference to an Affiliate of the Company.

          "APPLICABLE TAXING AUTHORITY" is defined in Section 5.9(b).

          "BUSINESS DAY" means (a) for the purposes of Section 8.8 only, any day
                                -
other than a Saturday, a Sunday or a day on which commercial banks in New York City are required or authorized to be closed, and (b) for the purposes of any
                                                   -
other provision of this Agreement, any day other than a Saturday, a Sunday or a day on which commercial banks in New York, New York or Toronto, Ontario, Canada are required or authorized to be closed.

          "CANADIAN DOLLAR" and "C$" means lawful money of Canada.

          "CANADIAN GAAP" means generally accepted accounting principles as in effect from time to time in Canada.

          "CAPITAL LEASE" means, at any time, a lease with respect to which the lessee is required concurrently to recognize the acquisition of an asset and the incurrence of a liability in accordance with Canadian GAAP.

          "CLOSING" is defined in Section 3.

          "CODE" means the United States Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder from time to time.

          "COMPANY" means Newbridge Networks Corporation, a company incorporated under the laws of Canada, or any successor thereto that shall have become such in the manner prescribed in Section 10.2.

          "CONFIDENTIAL INFORMATION"  is defined in Section 21.

          "CONSOLIDATED CAPITAL" means, as of any date of determination, the sum of Consolidated Debt and Consolidated Net Worth.

          "CONSOLIDATED DEBT" means, as of any date of determination, all Indebtedness of the Company and its Subsidiaries on such date that would, in accordance with Canadian GAAP, be classified on a consolidated balance sheet of the Company and its Subsidiaries at such time as long-term obligations and short-term debt (including the current portion of long-term obligations).

          "CONSOLIDATED INTEREST EXPENSE" means, as of any date of determination, interest on Consolidated Debt.

          "CONSOLIDATED NET INCOME" means, as of any date of determination, the net earnings of the Company and its Subsidiaries for the four fiscal quarters of the Company ending on or immediately prior to such date (taken as a cumulative whole) that would, in accordance with Canadian GAAP, be classified on a consolidated statement of earnings of the Company and its Subsidiaries at such time as net earnings (provided, that if the cumulative net earnings for such
                      --------
four fiscal quarters is a negative number, "Consolidated Net Income" will be determined by reference to the most recent four consecutive fiscal quarters of the Company for which net earnings of the Company and its Subsidiaries were positive).

          "CONSOLIDATED NET WORTH" means, as of any date of determination, the aggregate of the amounts that would, in accordance with Canadian GAAP, be classified on the consolidated balance sheet of the Company and its Subsidiaries at such time as issued share capital, contributed surplus, retained earnings and currency translation adjustments.

          "CONSOLIDATED TOTAL ASSETS" means, as of any date of determination, the total assets of the Company and its Subsidiaries which would be shown as assets on a consolidated balance sheet of the Company and its Subsidiaries as of such time prepared in accordance with Canadian GAAP, after eliminating all amounts properly attributable to minority interests, if any, in the stock and surplus of Subsidiaries.

          "DEFAULT" means an event or condition the occurrence or existence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

          "DEFAULT RATE" means that rate of interest that is the greater of (i)
                                                                             -
2% per annum above the rate of interest stated in clause (a) of the first paragraph of the Notes or (ii) 2% over the rate of interest publicly announced
                           --
by Bank of America in San Francisco, California as its "base" or "prime" rate.

          "EBITDA" means, as of any date of determination, the sum (without duplication) of (i) net earnings of the Company and its Subsidiaries (excluding
                 -
any extraordinary gains and losses) for the four fiscal quarters ending on such date plus (to the extent deducted in the computation of such net earnings) (ii)
     ----                                                                   --
Consolidated Interest Expense plus (iii) income taxes of the Company and its
                              ----  ---
Subsidiaries for such four fiscal quarters plus (iv) depreciation and
                                           ----
amortization of the Company and its Subsidiaries (including accelerated amortization, write-offs and write-downs of intangible assets) for such four fiscal quarters, all as would be reflected on a consolidated statement of earnings of the Company and its Subsidiaries prepared in accordance with Canadian GAAP for such period and adjusted to give effect to any acquisition or divestiture made during such four fiscal quarters if the relevant entity being acquired or divested, as the case may be, as EBITDA (determined as aforesaid) for such four fiscal quarters of greater than C$2,500,000 or less than negative C$2,500,000 by adding or subtracting, as appropriate, such historic EBITDA (and without giving effect to any related synergies or unusual gains or losses in connection with such acquisition or divestiture). EBITDA for the fiscal quarter ended February 1, 1998 shall be adjusted by adding back the C$181,444,000 restructuring charge associated with the Company's local area network business and subtracting the C$47,960,000 gain on the sale of the Company's investment in Broadband Networks Inc.

          "ENVIRONMENTAL LAWS" means any and all Federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the release of any materials into the environment, including but not limited to those related to hazardous substances or wastes, air emissions and discharges to waste or public systems.

          "ERISA" means the United States Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder from time to time in effect.

          "ERISA AFFILIATE" means any trade or business (whether or not incorporated) that is treated as a single employer together with the Company under section 414 of the Code.

          "EVENT OF DEFAULT" is defined in Section 11.

          "EXCHANGE ACT" means the United States Securities Exchange Act of 1934, as amended.

          "FORMS" is defined in Section 13(a)(ii).

          "FUNDED INDEBTEDNESS" means, with respect to any Person, all Indebtedness of such Person which by its terms or by the terms of any instrument or agreement relating thereto matures, or which is otherwise payable or unpaid, one year or more from, or is directly or indirectly renewable or extendible at the option of the obligor in respect thereof to a date one year or more (including, without limitation, under a revolving or similar agreement obligating the lender or lenders to extend credit over a period of one year or more) from, the date of creation thereof.

          "GOVERNMENTAL AUTHORITY" means

(a)  the government of

               (i) Canada, the United States of America or any Province, State or other political subdivision of either thereof, or(ii) any other jurisdiction in which the Company or any Subsidiary conducts all or any part of its business, or which asserts jurisdiction over any properties of the Company or any Subsidiary, or

          (b) any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

          "GUARANTY" means, with respect to any Person, any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any indebtedness, dividend or other obligation of any other Person in any manner, whether directly or indirectly, including (without limitation) obligations incurred through an agreement, contingent or otherwise, by such Person:

          (a) to purchase such indebtedness or obligation or any property constituting security therefor;

          (b)  to advance or supply funds (i) for the purchase or payment of
                                           -
     such indebtedness or obligation, or (ii) to maintain any working capital or
                                          --
     other balance sheet condition or any income statement condition of any other Person or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation;

          (c) to lease properties or to purchase properties or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of any other Person to make payment of the indebtedness or obligation; or

          (d) otherwise to assure the owner of such indebtedness or obligation against loss in respect thereof.

In any computation of the indebtedness or other liabilities of the obligor under any Guaranty, the indebtedness or other obligations that are the subject of such Guaranty shall be assumed to be direct obligations of such obligor.

          "HOLDER" means, with respect to any Note, the Person in whose name such Note is registered in the register maintained by the Company pursuant to
Section 14.1.

          "INDEBTEDNESS" with respect to any Person means, at any time, without duplication,

          (a) its liabilities for borrowed money and its redemption obligations in respect of mandatorily redeemable Preferred Stock;

          (b) its liabilities for the deferred purchase price of property acquired by such Person (excluding accounts payable arising in the ordinary course of business and any earn-out payments based on the future performance of any entity acquired by such Person but including all liabilities created or arising under any conditional sale or other title retention agreement with respect to any such property);

          (c) all liabilities appearing on its balance sheet in accordance with Canadian GAAP in respect of Capital Leases;

          (d) all liabilities for borrowed money secured by any Lien with respect to any property owned by such Person (whether or not it has assumed or otherwise become liable for such liabilities); and

          (e) any Guaranty of such Person with respect to liabilities of a type described in any of clauses (a) through (d) hereof, to the extent not offset by appropriate credit insurance.

          "INSTITUTIONAL INVESTOR" means (a) any original purchaser of a Note,
                                          -
(b) any holder of a Note holding more than 5% of the aggregate principal amount
 -
of the Notes then outstanding, and (c) any bank, trust company, savings and loan
                                    -
association or other financial institution, any pension plan, any investment company, any insurance company, any broker or dealer, or any other similar financial institution or entity, regardless of legal form.

          "LIEN" means, with respect to any Person, any mortgage, lien, pledge, charge, security interest or other encumbrance, or any interest or title of any vendor, lessor, lender or other secured party to or of such Person under any conditional sale or other title retention agreement or Capital Lease, upon or with respect to any property or asset of such Person (including in the case of stock, stockholder agreements, voting trust agreements and all similar arrangements).

          "MAKE-WHOLE AMOUNT" is defined in Section 8.8.

          "MATERIAL" means material in relation to the business, operations, affairs, financial condition, assets, or properties of the Company and its Subsidiaries taken as a whole.

          "MATERIAL ADVERSE EFFECT" means a materially adverse effect on (a) the
                                                                          -
business, operations, affairs, financial condition, assets or properties of the Company and its Subsidiaries taken as a whole, or (b) the ability of the Company
                                                   -
to perform its obligations under this Agreement and the Notes, or (c) the
                                                                   -
validity or enforceability of this Agreement or the Notes.

          "MATERIAL SUBSIDIARY" means (i) any Subsidiary listed on Schedule 5.4
                                       -
and (ii) any Subsidiary Guarantor, provided that, if at any time the group
     --                            --------
comprised of the

Company and its Material Subsidiaries accounts for less than 95% of Consolidated Total Assets or 95% of Consolidated Net Income, the term "MATERIAL SUBSIDIARY" shall include such other Subsidiaries (starting with the Subsidiary having the greatest amount of assets or net income, as the case may be, and then including additional Subsidiaries as needed in descending order) such that the group comprised of the Company and its Material Subsidiaries accounts for not less than 95% of Consolidated Total Assets or 95% of Consolidated Net Income, as the case may be.

          "MEMORANDUM" is defined in Section 5.3.

          "MULTIEMPLOYER PLAN" means any Plan that is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

          "NOTES" is defined in Section 1.

          "OFFICER'S CERTIFICATE" means a certificate of a Senior Financial Officer or of any other officer of the Company whose responsibilities extend to the subject matter of such certificate.

          "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA or any successor thereto.

          "PERSON" means an individual, partnership, corporation, limited liability company, association, trust, unincorporated organization, or a government or agency or political subdivision thereof.

          "PERMITTED SUBSIDIARY INDEBTEDNESS" means Indebtedness of any Subsidiary (i) specified on Schedule 5.15 or any refunding, refinancing or
            -
renewal thereof (provided that the principal amount thereof is not increased),
(ii) owing to the Company or to any Wholly-Owned Subsidiary, (iii) consisting of
 --                                                           ---
any Guaranty of Indebtedness of the Company (provided that such Subsidiary has executed and delivered a Subsidiary Guarantee as required by Section 9.7) or
(iv) secured by a Lien permitted by Section 10.7(h) or (i) (or any renewal,
 --
extension or refunding thereof permitted by Section 10.7(j)).

          "PLAN" means an "employee benefit plan" (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by the Company or any ERISA Affiliate or with respect to which the Company or any ERISA Affiliate may have any liability.

          "PREFERRED STOCK" means any class of capital stock of a corporation that is preferred over any other class of capital stock of such corporation as to the payment of dividends or the payment of any amount upon liquidation or dissolution of such corporation.

          "PROPERTY" or "PROPERTIES" means, unless otherwise specifically limited, real or personal property of any kind, tangible or intangible, choate or inchoate.

          "PTE" means a Prohibited Transaction Exemption issued by the Department of Labor.

          "PURCHASER" is defined in the first paragraph of this Agreement.

          "QPAM EXEMPTION" means Prohibited Transaction Class Exemption 84-14 issued by the United States Department of Labor.

          "REQUIRED HOLDERS" means, at any time, the holders of at least 51% in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by the Company or any of its Affiliates).

          "RESPONSIBLE OFFICER" means any Senior Financial Officer and any other officer of the Company with responsibility for the administration of the relevant portion of this agreement.

          "SECURITIES ACT" means the United States Securities Act of 1933, as amended from time to time.

          "SENIOR FINANCIAL OFFICER" means the chief financial officer, principal accounting officer, treasurer or comptroller of the Company.

          "SUBSIDIARY" means, as to any Person, any corporation, association or other business entity in which such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries owns sufficient equity or voting interests to enable it or them (as a group) ordinarily, in the absence of contingencies, to elect a majority of the directors (or Persons performing similar functions) of such entity, and any partnership or joint venture if more than a 50% interest in the profits or capital thereof is owned by such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries (unless such partnership or joint venture can and does ordinarily take major business actions without the prior approval of such Person or one or more of its Subsidiaries). Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of the Company.

          "SUBSIDIARY GUARANTEE" means a guarantee of a Subsidiary Guarantor of the obligations of the Company under this Agreement and the Notes, substantially in the form of Exhibit 2.

          "SUBSIDIARY GUARANTOR" means, on and prior to the date of the Closing, each Subsidiary identified as such on Schedule 5.4 and, thereafter, each Subsidiary that enters into a Subsidiary Guarantee as required by Section 9.7(a), provided that any such Subsidiary has not been released from its
        --------
obligations as provided in Section 9.7(b).

          "TAX" is defined in Section 5.9(b).

          "TAX EVENT" means any amendment to, or change after the date of the Closing in, the laws, regulations or published tax rulings (including tax treaties and regulations with respect to such treaties) of any Applicable Taxing Authority, or any amendment to or change after the date of the Closing in the official administration, interpretation or application of such laws, regulations, or rulings.

          "TAX PAYMENT" is defined in Section 8.3(a).

          "U.S. DOLLAR" or "U.S.$" means lawful money of the United States of America.

          "WHOLLY-OWNED SUBSIDIARY" means, at any time, any Subsidiary one hundred percent (100%) of all of the equity interests (except directors' qualifying shares) and voting interests of which are owned by any one or more of the Company and the Company's other Wholly-Owned Subsidiaries at such time.

     EXHIBIT 1

                                [FORM OF NOTE]


                         NEWBRIDGE NETWORKS CORPORATION

                           6.51% SENIOR NOTE DUE 2003

No. [_____]                                                              [Date]
U.S. $[_______]                                                 PPN 650901 A* 2

          FOR VALUE RECEIVED, the undersigned, NEWBRIDGE NETWORKS CORPORATION (herein called the "Company"), a corporation organized and existing under the laws of Canada, hereby promises to pay to [___________________________], or registered assigns, the principal sum of [___________________________] U.S. DOLLARS (or so much thereof as shall not have been prepaid) on April 30, 2003, with interest (computed on the basis of a 360-day year of twelve 30-day months)
(a) on the unpaid balance thereof at the rate of 6.51% per annum from the date
 -
hereof, payable semiannually, on the last day of April and October in each year, commencing with October 31, 1998, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment
                      -
(including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreement referred to below), payable semiannually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 8.51% or (ii) 2% over the rate of
                                      -            --
interest publicly announced by Bank of America from time to time in San Francisco, California as its "base" or "prime" rate.

          Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at the principal office of Royal Bank of Canada in New York, New York or at such other place as the Company shall have designated by written notice to the holder of this Note as provided in the Note Purchase Agreement referred to below.

          This Note is one of a series of Senior Notes (herein called the "Notes") issued pursuant to the Note Purchase Agreement, dated as of April 28, 1998 (as from time to time amended, the "Note Purchase Agreement"), between the Company and the respective Purchasers named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in
         -
Section 21 of the Note Purchase Agreement and (ii) to have made the
                                               --
representation set forth in Section 6.2 of the Note Purchase Agreement.

          This Note is a registered Note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.

          This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

          If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

          This Note shall be construed and enforced in accordance with the laws of the State of New York.


                              NEWBRIDGE NETWORKS CORPORATION


                              By___________________________________
                                Title:


                              By___________________________________
                                Title:

                                                          EXHIBIT 4.4(a)(i)/(ii)

                            Matters To Be Covered In
                       Opinions of Counsel To the Company
                       ----------------------------------

                                                                  EXHIBIT 4.4(b)

                       FORM OF OPINION OF SPECIAL COUNSEL
                               TO THE PURCHASERS



                                [TO BE PROVIDED]

                               TABLE OF CONTENTS

Section                                                            Page
-------                                                            ----
1.  AUTHORIZATION OF NOTES.......................................   141

2.  SALE AND PURCHASE OF NOTES...................................   141

3.  CLOSING......................................................   142

4.  CONDITIONS TO CLOSING........................................   142

    4.1.  Representations and Warranties.........................   142
    4.2.  Performance; No Default................................   143
    4.3.  Compliance Certificates................................   143
    4.4.  Opinions of Counsel....................................   143
    4.5.  Purchase Permitted By Applicable Law, etc..............   143
    4.6.  Sale of Other Notes....................................   144
    4.7.  Payment of Special Counsel Fees........................   144
    4.8.  Private Placement Number...............................   144
    4.9.  Changes in Corporate Structure.........................   144
    4.10. Evidence of Consent to Receive Service of Process......   144
    4.11. Subsidiary Guarantees..................................   144
    4.12. Proceedings and Documents..............................   145

5.  REPRESENTATIONS AND WARRANTIES OF THE COMPANY................   145

    5.1.  Organization; Power and Authority......................   145
    5.2.  Authorization, etc.....................................   145
    5.3.  Disclosure.............................................   146
    5.4.  Organization and Ownership of Shares of Subsidiaries...   146
    5.5.  Financial Statements...................................   147
    5.6.  Compliance with Laws, Other Instruments, etc...........   147
    5.7.  Governmental Authorizations, etc.......................   147
    5.8.  Litigation; Observance of Statutes and Orders..........   148
    5.9.  Taxes; Foreign Taxes...................................   148
    5.10. Title to Property; Leases..............................   149
    5.11. Licenses, Permits, etc.................................   149
    5.12. Compliance with ERISA..................................   149
    5.13. Private Offering by the Company........................   150
    5.14. Use of Proceeds; Margin Regulations....................   151
    5.15. Existing Indebtedness..................................   151
    5.16. Foreign Assets Control Regulations, etc................   151
    5.17. Status under Certain Statutes..........................   152
    5.18. Ranking................................................   152
    5.19. Representations of Subsidiary Guarantors...............   152

6.  REPRESENTATIONS OF THE PURCHASER.................................  152

    6.1.  Purchase for Investment....................................  152
    6.2.  Source of Funds............................................  153

7.  INFORMATION AS TO COMPANY........................................  154

    7.1.  Financial and Business Information.........................  154
    7.2.  Officer's Certificate......................................  156
    7.3.  Inspection.................................................  157

8.  PREPAYMENT OF THE NOTES..........................................  157

    8.1.  Maturity...................................................  157
    8.2.  Optional Prepayments with Make-Whole Amount................  158
    8.3.  Prepayment in Connection with a Payment under Section 13...  158
    8.4.  Notices, Etc...............................................  159
    8.5.  Allocation of Partial Prepayments..........................  159
    8.6.  Maturity; Surrender, etc...................................  159
    8.7.  Purchase of Notes..........................................  160
    8.8.  Make-Whole Amount..........................................  160

9.  AFFIRMATIVE COVENANTS............................................  161

    9.1.  Compliance with Law........................................  161
    9.2.  Insurance..................................................  162
    9.3.  Maintenance of Properties..................................  162
    9.4.  Payment of Taxes...........................................  162
    9.5.  Corporate Existence, etc...................................  163
    9.6.  Ranking....................................................  163
    9.7.  Subsidiary Guarantors......................................  163

10. NEGATIVE COVENANTS...............................................  163

    10.1.  Transactions with Affiliates..............................  164
    10.2.  Merger, Consolidation, etc................................  164
    10.3.  Debt Ratio................................................  165
    10.4.  EBITDA Ratio..............................................  165
    10.5.  Subsidiary Indebtedness...................................  165
    10.6.  Net Worth.................................................  165
    10.7.  Liens.....................................................  165
    10.8.  Sale of Assets............................................  167

11. EVENTS OF DEFAULT................................................  168

12. REMEDIES ON DEFAULT, ETC.........................................  170

    12.1.  Acceleration..............................................  170
    12.2.  Other Remedies............................................  171
    12.3.  Rescission................................................  171
    12.4.  No Waivers or Election of Remedies, Expenses, etc.........  171

13. TAX INDEMNIFICATION..............................................  172

14.   REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES............. 173

      14.1. Registration of Notes............................... 173
      14.2. Transfer and Exchange of Notes...................... 173
      14.3. Replacement of Notes................................ 174

15.   PAYMENTS ON NOTES......................................... 174

      15.1. Place of Payment.................................... 174
      15.2. Home Office Payment................................. 174

16.   EXPENSES, ETC............................................. 175

      16.1. Transaction Expenses................................ 175
      16.2. Taxes............................................... 175
      16.3. Survival............................................ 176

17.   SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE
      AGREEMENT................................................. 176

18.   AMENDMENT AND WAIVER...................................... 176

      18.1. Requirements........................................ 176
      18.2. Solicitation of Holders of Notes.................... 177
      18.3. Binding Effect, etc................................. 177
      18.4. Notes held by Company, etc.......................... 178

19.   NOTICES................................................... 178

20.   REPRODUCTION OF DOCUMENTS................................. 178

21.   CONFIDENTIAL INFORMATION.................................. 179

22.   SUBSTITUTION OF PURCHASER................................. 180

23.   JURISDICTION AND PROCESS.................................. 180

24.   OBLIGATION TO MAKE PAYMENTS IN U.S. DOLLARS............... 181

25.   MISCELLANEOUS............................................. 182
      25.1.  Successors and Assigns............................. 182
      25.2.  Payments Due on Non-Business Days.................. 182
      25.3.  Severability....................................... 182
      25.4.  Construction....................................... 182
      25.5.  Counterparts....................................... 183
      25.6.  Governing Law...................................... 183

   SCHEDULE A        --     INFORMATION RELATING TO PURCHASERS

   SCHEDULE B        --     DEFINED TERMS

   SCHEDULE 4.9      --     Changes in Corporate Structure

   SCHEDULE 5.3       --    Disclosure Materials

   SCHEDULE 5.4       --    Material Subsidiaries of the Company and
                            Ownership of Subsidiary Stock

   SCHEDULE 5.5       --    Financial Statements

   SCHEDULE 5.7       --    Governmental Authorizations

   SCHEDULE 5.8       --    Certain Litigation

   SCHEDULE 5.11      --    Patents, etc.

   SCHEDULE 5.15      --    Existing Indebtedness

   EXHIBIT 1          --    Form of 6.51% Senior Note due 2003

   EXHIBIT 2          --    Form of Subsidiary Guarantee

   EXHIBIT 4.4(a)(i)  --    Form of Opinion of U.S. Counsel for the
                            Company

   EXHIBIT 4.4(a)(ii) --    Form of Opinion of Canadian Counsel
                            for the Company

   EXHIBIT 4.4(b)     --    Form of Opinion of Special Counsel for the
                            Purchasers

                                                            CONFORMED COPY




================================================================================
                         NEWBRIDGE NETWORKS CORPORATION


                               U.S.$225,000,000


                          6.51% Senior Notes due 2003


                                   ________

                            NOTE PURCHASE AGREEMENT

                                   ________


                           Dated as of April 28, 1998

================================================================================

[Exhibit 2 is a photocopy of the Subsidiary Guarantee as executed and delivered.
Exhibit 4.4(a)(i) is a photocopy of the Opinion of United States Counsel for the Company as executed and delivered. Exhibit 4.4(a)(ii) is a photocopy of the Opinion of Canadian Counsel for the Company as executed and delivered. Exhibit 4.4(b) is the Opinion of Special New York Counsel to the Purchasers as executed and delivered.]

                                EXHIBIT 10.23A

          THIS AGREEMENT made the 12th day of March, 1998


B E T W E E N :


          CROSSKEYS SYSTEMS CORPORATION


          (Hereinafter called the "Sublandlord")


                                                            OF THE FIRST PART


AND:



          NEWBRIDGE NETWORKS CORPORATION


          (Hereinafter called the "Subtenant")


                                                              OF THE SECOND PART


AND:



          KANATA RESEARCH PARK CORPORATION


          (Hereinafter called the "Landlord")


                                                            OF THE THIRD PART



                               AMENDMENT TO LEASE


     WHEREAS pursuant to a written Sublease dated the 1st day of October, l996 (the "Sublease") the Subtenant leased Twenty Thousand Seven Hundred and Eighteen (20,718) usable square feet (the "Leased Premises") [Twenty-Two Thousand One Hundred and Forty-Nine (22,149) rentable square feet] of space on the third
(3rd) floor of the building known municipally as 350 Terry Fox Drive (the "building") from the Sublandlord.


     AND WHEREAS the Subtenant renewed its Sublease the 1st day of October, 1997 for a term of one (1) year.


     AND WHEREAS the Subtenant wishes to release part of the area of the Sub-leased Premises and the Sublandlord and Landlord are in agreement therewith.

     THEREFORE in consideration of the rents covenants and conditions contained herein, the Sublandlord and Subtenant agree as follows:


1. Effective January 31, 1998 Four Thousand Five Hundred (4,500) usable [Four Thousand Eight Hundred and Fifteen (4,815) rentable] square feet shall be released by the Subtenant back to the Sublandlord.


2.    The Sublease shall be amended effective January 31, 1998 as follows:


     a) The reference to "Twenty Thousand Seven Hundred and Eighteen (20,718) usable [Twenty-Two Thousand One Hundred and Forty-Nine (22,149) rentable]" shall be replaced with "Sixteen Thousand Two Hundred and Eighteen (16,218) usable [Seventeen Thousand Three Hundred and Thirty-Four (17,334) rentable]".


     b) Paragraph 1 (b) shall be amended by deleting the table contained therein and replacing same with the following:


                    RENTAL RATE PER SQ. FT.        FOR LEASED       COMMON       TOTAL PER
TERM                     PER ANNUM                  PREMISES         AREA          ANNUM
--------            -----------------------        -----------      ------       ---------
    1                       $11.25                 $182,452.50      $12,555.00   $195,007.50

     c) Paragraph 3 shall be amended by deleting the reference to "Twenty-Four point Zero Eight percent (24.08%)" and replacing same with "Eighteen point Two Eight (18.28%)".

     d) Schedule "A" shall be deleted and replaced with Schedule "A" attached hereto.

3. Notwithstanding the release of the Four Thousand Five Hundred (4,500) usable square feet of space by the Subtenant to the Sublandlord the Subtenant shall be responsible for any year end Additional Rent adjustments for such space up to January 31, 1998.

     SAVE AND EXCEPT as set out herein all other terms and conditions of the Sublease shall remain unchanged and all capitalized terms used herein shall have the same meaning as in the Sublease.

     IN WITNESS WHEREOF the parties hereto have affixed their corporate seals duly attested to by the hands of their authorized signing officers.

SIGNED, SEALED AND DELIVERED
  In the Presence of:
                              )  KANATA RESEARCH PARK
                              )      CORPORATION
                              )
                              )
                              )                                 c/s
                              ) Per: /s/ BRONWEN A. HEINS
                                    -----------------------------
                              ) Name:    Bronwen A. Heins
                              ) Title:   Corporate Secretary
                              )  I have the authority to bind the corporation.
                              )
                              ) NEWBRIDGE NETWORKS
                              )  CORPORATION
                              )
                              )
                              )
                              ) Per: /s/ DONALD MILLS
                                    -----------------------------
                              ) Name:    Donald Mills
                              ) Title:   Vice President Administration
                              )                                 c/s
                              ) Per: /s/
                                    -----------------------------
                              ) Name:
                              ) Title:
                              )  I/We have the authority to bind the
                                 corporation.
                              )
                              ) CROSSKEYS SYSTEMS CORPORATION
                              )
                              )
                              ) Per: /s/ JOHN SELWYN
                                    -----------------------------
                              ) Name:    Chief Executive Officer
                              ) Title:
                              )                                 c/s
                              ) Per: /s/
                                    -----------------------------
                              ) Name:
                              ) Title:
                              )  I/We have the authority to bind the
                                 corporation.

                                 SCHEDULE "A"

                                  FLOOR PLAN
                                  ----------

                                 EXHIBIT 10.25

     THIS EMPLOYMENT AGREEMENT made this twenty-first day of May, 1998.

BETWEEN:                          ALAN G. LUTZ
                 of the City of  Houston, in the State of Texas

                  (hereinafter referred to as the "Executive")
                               OF THE FIRST PART

                                      and

                         NEWBRIDGE NETWORKS CORPORATION
              a corporation incorporated under the laws of Canada

                 (hereinafter referred to as the "Corporation")
                               OF THE SECOND PART

The Corporation wishes to employ the Executive as President and Chief Operating Officer and the Executive wishes to be employed by the Corporation in that capacity, upon the terms and conditions specified herein:

AND whereas the Corporation and the Executive desire to enter into a written agreement which contains the agreed upon terms and conditions.

Now therefore, in consideration of the mutual covenants and agreements hereinafter contained, and for other good and valuable consideration the receipt and sufficiency of which is expressly acknowledged, the parties hereto mutually covenant and agree as follows:

1.0  DEFINITIONS
     -----------

(a) "Affiliated Corporations" shall mean all affiliated corporations of Newbridge Networks Corporation from time to time;

(b) "Base Salary, performance incentives and stock options" shall be as defined in Appendix "A";

(c) "Business of the Company" shall mean and include the business of Newbridge Networks Corporation and its related subsidiaries, related corporations and affiliated corporations from time to time;

(d) "Competing Business" shall mean any business which is the same or essentially the same as or competes with any part of the Business of the Corporation and shall include but not be restricted to the following companies and their successors: Cisco, Bay Networks, 3 Com, Nortel, Ascend, Lucent and Alcatel.

(e) "Confidential Information" shall mean all trade secrets, customer lists, product development and management information, sales and marketing information, customer account records, training and operations material and memoranda, personnel records, technical specifications and standards, pricing information, and financial information concerning or relating to the business, accounts, customers, employees and affairs of the Corporation and its related subsidiaries, related corporations and affiliated corporations obtained by or furnished, disclosed or disseminated to the Executive, or obtained, assembled or compiled by the Executive directly or under his supervision during the course of his employment by the Corporation, and all physical embodiments of the foregoing, all of which are hereby agreed to be the property of and confidential to the Corporation, but Confidential Information shall not include any of the foregoing to the extent the same is or becomes publicly known through no fault or breach of this Agreement by the Executive.

2.0  TERMS & DUTIES OF EMPLOYMENT
     ----------------------------

2.1  TERM
     ----

     Subject to the provisions of this Agreement, this Agreement and the employment of the Executive hereunder shall continue for a period of three
     (3) years from the date of execution of this Agreement (the Initial Term). Thereafter this Agreement will be automatically renewed for successive three (3) year terms unless terminated by either of the parties or upon mutual consent of the parties.

2.2  PRESIDENT AND CHIEF OPERATING OFFICER
     -------------------------------------

     Subject to the provisions of this agreement, the Executive shall serve the Corporation in the capacity as President and Chief Operating Officer to perform such duties and exercise such powers as may be reasonably required of him or be vested in him by the Board of Directors or the Chairman and Chief Executive

     Officer of the Corporation. During his employment hereunder, the Executive shall devote his full time and attention and exert his best efforts, knowledge, skill and energy to his employment hereunder and will not, without the written consent of the Chairman and Chief Executive Officer assume other employment or engage in any other business which impacts on the Executive's ability to fulfil his duties to the Corporation.

2.3  PLACE OF EMPLOYMENT
     -------------------

     The Executive shall perform his duties for the Corporation at its Corporate Headquarters in Kanata, Ontario and at such other locations as the Corporation may require from time to time and made known to him.

2.4  OFFICER OF THE COMPANY
     ----------------------

     So long as the Board of Directors and the Chairman and Chief Executive Officer, in their sole discretion desire, the Executive shall serve as an officer of the Corporation or any of its related subsidiaries, affiliated corporations or related corporations designated in a specific manner, without any additional remuneration to the Executive.

3.0  COMPENSATION
     ------------

3.1 During the term of this agreement, the Executive shall receive a base salary, performance incentives and stock options. These shall be paid in accordance with their terms, as set out in Appendix "A".

3.2 During the term of this Agreement, the Corporation shall make available to the Executive the standard benefits which it makes available to other Officers of the Corporation, all subject to the eligibility requirements and other terms, conditions, restrictions and limitations of the applicable plan, documents and insurance agreements as summarized in Appendix "B". Nothing in this Agreement shall preclude the Corporation from amending or terminating any such benefits or plans, as long as the amendment or termination is applicable to the Corporation's executives generally.

3.3 All references herein to compensation to be paid to the Executive are to the gross amounts which are due hereunder. The Corporation shall have the right to deduct from such gross amounts all taxes which may be required to be deducted or withheld under any provision of the law now in effect or which may become effective at any time during the term of this Agreement.

3.4  VACATION
     --------

     The Executive shall be entitled to four (4) weeks vacation per year. Such vacation shall be scheduled at the mutual convenience of the parties having regard to the operations of the Corporation.

3.5  EXPENSES
     --------

     The Executive shall be entitled to be reimbursed in accordance with the policies of the Corporation, as adopted and amended from time to time, for all reasonable, ordinary and necessary expenses incurred by him in the discharge and performance of his duties, provided Executive shall as a condition of such reimbursement, submit verification of the nature and amount of such expenses in accordance with the reimbursement policies from time to time adopted by the Corporation.

3.6  RELOCATION COSTS
     ----------------

     The Executive will be reimbursed for all reasonable costs of relocating from Houston, Texas to Herndon, Virginia in accordance with the terms of the policy set out in Appendix "C". Additionally, reimbursement for expenses incurred in transporting personal goods from Houston to Kanata will be made.

4.0    EXECUTIVE'S COVENANTS
       ---------------------

4.1    SERVICE
       -------

       The Executive shall devote the whole of his time, attention and ability and exert his best efforts, knowledge skill and energy to his employment hereunder and to the business of the Corporation and shall well and faithfully serve the Corporation and shall use his best efforts to promote the interests of the Corporation and its subsidiaries, affiliated and related Corporations. The Executive will not without the prior written consent of the Chairman and Chief Executive Officer and the Board of Directors assume other employment or engage in any other business which impacts on the Executive's ability to fulfil his duties to the Corporation.

4.2    NON-DISCLOSURE OF CONFIDENTIAL INFORMATION
       ------------------------------------------

       The Executive acknowledges that in the course of carrying out, performing and fulfilling his duties under this Agreement he will have access to and will be entrusted with Confidential Information and trade secrets concerning the business of the Corporation and its subsidiaries, related corporations and affiliated corporations including licensing strategies, customer information, product development and management information, business, marketing strategies and other confidential information of the Corporation.

4.2.1 The Executive hereby agrees that he shall not, either during the term of his employment or at any time thereafter or under any circumstances, without the prior written consent of the Board of Directors or Chairman and Chief Executive Officer of the Company or except as expressly permitted hereunder or as required by law, directly or indirectly communicate or disclose to any person or persons, firm, partnership, association, company or corporation or its subsidiaries or affiliates or a duly authorised representative thereof any Confidential Information, trade secret, proprietary knowledge, business or marketing strategies or knowledge whatsoever acquired by the Executive relating to or concerning but not limited to the technology, trade secrets, customers, products, developments, marketing techniques, systems or other confidential information regarding the operations, property, business strategy and affairs of the Company or any of its subsidiaries or affiliates, nor shall the Executive utilize or make available any such Confidential Information, directly or indirectly in connection with the solicitation or acceptance of employment with any competitor of the Company, its subsidiaries, related corporations and affiliates provided that nothing herein shall prevent disclosure of information which is in the public domain or is publicly available at the time of disclosure or use or which is required to be disclosed under appropriate statutes, rules of law or legal process.

4.2.2 Neither during the term of his employment nor at any time thereafter will the Executive make use of such Confidential Information for his personal benefit or for the benefit of any other person or persons, firm, partnership, association, company or corporation other than the Corporation and its affiliates or assist others in doing so.


4.2.3 The Executive shall not at any time remove any proprietary information or Confidential Information from the premises of the Corporation, its subsidiaries, affiliates, related Corporations and/or their customers except as required in the discharge of his duties. The Executive further agrees to exercise a high degree of care and prudence in safeguarding and dealing with any proprietary and Confidential Information. Any information, documents, copies, tapes or other materials shall be returned to the Corporation forthwith and shall remain the property of the Corporation at all times.

4.2.4 The Executive acknowledges and agrees that disclosure of any Confidential Information to competitors of the Corporation or to the general public would be highly detrimental to the business interests of the Corporation.

4.2.5 The Executive further acknowledges that in performing the duties and responsibilities of employment hereunder, he will occupy a position of fiduciary trust and confidence with respect to the Corporation and while employed by the Corporation he will not act in a manner which is inconsistent with such position of fiduciary trust and confidence. Nothing contained in this Agreement shall limit in any way or restrict such fiduciary duties and obligations.

4.2.6 The Executive acknowledges and agrees that the right of the Corporation to maintain such Confidential Information as confidential constitutes a proprietary right which the Corporation is entitled to protect.

4.2.7 The Executive shall keep in strictest confidence the private affairs, business and financial affairs of all of the Corporation's employees and customers, both during the term of his employment and thereafter.

5.0    NON-COMPETITION
       ---------------

5.1 The Executive covenants and agrees that he will not, either at any time during the term of his employment or within a period of one (1) year following the termination of this Agreement and his employment for any reason whatsoever, without the prior written consent of the Board of Directors or the Chairman and Chief Executive Officer of the Corporation, either individually or in partnership or jointly or in conjunction with any other person or persons, firm, partnership, corporation, unincorporated syndicate, unincorporated organization, trust, trustee, executor, administrator or other legal representative (except the Corporation or any of its subsidiaries, related corporations or affiliated corporations) whether as employee, principal, agent, shareholder or in any other capacity whatsoever:

a. carry on or be engaged in, or be concerned with or be interested in or advise, lend money to, guarantee the debts for obligations of, or permit his name or any part thereof to be used or employed by any person or persons, firm, partnership, association, company, corporation or any other entity engaged in or concerned with or interested in any animation or business which is or may be competitive with the Corporation in any of its principal geographic markets;

b. attempt to solicit any business from the company or any of its subsidiaries, related corporations or affiliated corporations; or

c. take any action that may impair the relations between the Corporation or any of its subsidiaries, related corporations or affiliated corporations and their respective suppliers, customers, employees or others or that may otherwise be detrimental to the business of the Corporation and its subsidiaries, related corporations or affiliated corporations.

5.2 The Executive hereby acknowledges and agrees that all covenants, provisions and restrictions contained in Sections 4, 5, 6, 7 and 8 hereof are reasonable and valid and all defences to the strict enforcement thereof by the Company are hereby waived by the Executive.

5.3 The Executive further acknowledges and agrees that in the event of a violation of any of the covenants, provisions and restrictions contained in Sections 4, 5, 6, 7 and 8 hereof, the Corporation shall be authorised and entitled to obtain from any court of competent jurisdiction, interim, interlocutory and permanent injunctive relief and an accounting of all profits and benefits arising out of such violation which rights and remedies shall be cumulative and in addition to any other rights or remedies to which the Corporation may be entitled.

6.0  OWNERSHIP OF MATERIALS
     ----------------------

6.1 Any and all materials, ideas, inventions, including patentable inventions, trade names, trade marks, designs or other creative or literary property and adaptations thereof, created or developed by the Executive during his employment (the "Materials") shall belong solely and completely to the Corporation, as the Corporation may decide, for any use it may thereafter see fit in any manner or media throughout the world in perpetuity. The Executive hereby waives his moral rights in the Materials and hereby assigns and transfers to the Corporation, all of his right, title and interest in and to such Materials and any patent, trademark, copyright and industrial designs thereto and any extensions and renewals of such all other rights he may have in the Materials.

7.0  NON-SOLICITATION OF CUSTOMERS
     -----------------------------

7.1 The Executive agrees that during his employment by the Corporation, and for a period of one (1) year following the date of the notice given by the Corporation or the Executive as set forth in section 8 herein below of the termination of such employment, he will not, without the prior written consent of the Board of Directors or the Chairman and Chief Executive Officer of the Corporation, either directly or indirectly, on his own behalf or in the service or on behalf of others solicit, divert or appropriate, or attempt to solicit, divert or appropriate, to any competing business or to any persons or entity whose account with the Corporation generated revenues which, during the fiscal quarter immediately preceding the notice of termination of such employment, constituted one percent (1%) or greater of the total revenues of the Corporation (such persons and entities being hereinafter referred to as "Significant Clients"). The Corporation agrees to provide to the Executive, within fourteen (14) days following receipt of a written request from the Executive, a list of all Significant Clients.

7.2  NON-SOLICITATION OF EMPLOYEES
     -----------------------------

     The Executive agrees that in the course of carrying out, performing and fulfilling his duties under this agreement, and for a period of one (1) year following the date of notice given by the Corporation or the Executive as set forth in Section 8 herein of the termination of such employment, he will not, either directly or indirectly, on his own behalf or in the service or on behalf of others, knowingly, after due inquiry, solicit, divert or hire away, or attempt to solicit, divert or hire away, to any Competing Business (i) any person previously employed by the Corporation or
     (ii) any other person who, at any time during the ninety (90) days prior to the notice of termination as described in this section, has been employed on a full-time basis by the Corporation.

8.0  TERMINATION
     ------------

8.1  CORPORATION'S NOTICE
     --------------------

     Notwithstanding any other provision of this Agreement, the Corporation may give to the Executive twenty-four (24) months notice in writing of its intention to terminate this Agreement and on the expiration of this notice period, the employment relationship shall be wholly terminated. However, the Corporation may terminate the employment of the Executive at any time and for any reason upon paying the Executive twenty-four (24) months base salary in lieu of notice in which event the employment relationship shall be wholly terminated on the date such payment in lieu of notice is made.

8.2  EXECUTIVE'S NOTICE
     ------------------

     The Executive shall give to the Corporation three (3) months notice in writing of his resignation and termination of this Agreement. The Corporation may waive the Executive's obligation to perform his duties during this three (3) month notice period and terminate his employment immediately without any further compensatory obligations.

8.3  DISCHARGE FOR CAUSE
     -------------------

     (a) The Corporation may forthwith terminate the Executive's employment at any time for just cause. The following shall be considered just cause to terminate the Executive's employment:

     (i)   any material breach of the provisions of this Agreement;
     (ii) any material course of conduct of the Executive which in the opinion of the Board of Directors and the Chairman and Chief Executive Officer, acting reasonably, brings the Corporation into disrepute and is material to the Corporation; and
     (iii) any other reason which at common law would constitute cause.

     (b) In the event of termination for just cause, the Executive shall be entitled to his salary and other entitlements, rights or benefits to the last day of his employment together with any accrued and unused vacation pay; all salary, entitlements, rights or benefits set out in Appendix "A" shall cease effective as of such termination.

     However the occurrences in paragraphs (i), (ii) and (iii), if remediable, shall not constitute "cause" in the first instance in which they occur, until the Corporation has provided the Executive thirty (30) days' notice of the objectionable conduct and the Executive has failed to remedy the same or, if such conduct is not remediable by diligent efforts within such thirty day period, the Executive has commenced and diligently pursued remediation in the thirty day period and successfully concludes the same within a reasonable period thereafter. In the event the Executive is discharged for cause, the Corporation shall have no further obligations or liabilities hereunder after the date of such discharge.


8.4 The Executive acknowledges that upon termination of the Agreement and the Executive's employment pursuant to Clauses 8.1, 8.2 and 8.3 is deemed conclusively to be reasonable and sufficient pay in lieu of notice and the Executive is not entitled to any additional notice or pay. The Executive shall have no further claims against the Corporation including claims for damages for failure to give reasonable notice, pay in lieu of notice or severance pay, whether by statute or common law.

8.5  DISABILITY
     ----------

     (a) If the Executive becomes disabled and unable to perform the essential functions of his position, with or without reasonable accommodation, the Corporation will continue the payment of the Executive's Base Salary at its then current rate (less any sums received by him under any disability insurance policy provided by the Corporation) for a period of twenty-six (26) weeks following the date the Executive is first disabled. Thereafter, the Corporation shall have no obligation for Base Salary during the continuance of such disability other than such as may be available under any disability policy or other benefit plan in which the Executive is a beneficiary or participant.

     (b) If the Executive becomes disabled for a period of twenty-six (26) consecutive weeks or for a cumulative period of twenty-six (26) weeks during any twelve month period, the Corporation shall have the right to terminate this Agreement thereafter, without prior notice. In such event the Corporation shall have no further obligations or liabilities hereunder after the date of such termination (including, without limitation, any claim for severance pay) other than (i) such as may be available under any disability policy or other benefit plan in which the Executive is a beneficiary or participant. The Corporation shall pay the Executive a prorata portion of the Performance Incentive (if any) the Executive would have received for the then current fiscal year had the Executive continued to be actively employed during the period, at the same time that Incentive would have been paid under paragraph (b) above, prorated based upon the number of days the Executive was actively employed during the fiscal year (and for this purpose periods of disability and other leaves of absence shall not be considered active employment). The Executive acknowledges that given the business of the Corporation and the responsibilities the Executive is expected to carry, it would be an undue hardship for the Corporation to continue to hold the Executive's position open for more than twenty-six (26) weeks in the event the Executive is so disabled.

     (c) For purposes of this Clause 8.5, the term disabled or disability shall have the same meaning as such term is given in the disability policy of the Corporation as to which the Executive is a beneficiary.

8.6  DEATH
     -----

     If the Executive dies, all payments hereunder shall cease at the end of the month in which the Executive's death shall occur and the Corporation shall have no further obligations or liabilities hereunder to the Executive's estate or legal representative or otherwise, except that the Corporation shall pay to the Executive's estate or legal representative a prorata portion of the Performance Incentive (if any) the Executive would have received for the fiscal year in which the Executive's death occurs, at the same time that Incentive would have been paid under Appendix "A", prorated based upon the number of days the Executive was actively employed during the fiscal year (for this purpose periods of disability and other leaves of absence shall not be considered active employment).

8.7 It is understood that while no new Corporation stock options will be granted to the Executive after the date of termination, the Executive will for stock option purposes be treated in accordance with the policies of the Corporation and those options which had previously been granted to the Executive will vest and be exercisable by the Executive in accordance with the applicable provisions of the Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan.

8.8  RETURN OF PROPERTY
     ------------------

     Upon termination of this Agreement the Executive shall at once deliver or cause to be delivered to the Corporation all books, documents, effects, money, securities or other property belonging to the Corporation or for which the Corporation is liable to others, which are in the possession, charge, control or custody of the Executive.

9.0  GENERAL
     -------

9.1  ENTIRE AGREEMENT
     ----------------

     The parties hereto agree that this Agreement contains the whole agreement and understanding of the parties and supersedes and replaces all oral or written contracts or representations and that this Agreement cannot be amended, modified or supplemented in any respect except by subsequent written agreement signed by both parties hereto.

     The Executive acknowledges that he has read and understands the contents of this Agreement and that the Corporation has advised him that this Agreement
substantially   alters and supersedes his common law rights.

     The Executive acknowledges that the Corporation has referred specifically to paragraphs 4.2 to 4.2.7, 5.1, 5.2, 5.3 herein and that he has had sufficient opportunity to obtain independent legal advice prior to executing this Agreement.


9.2  AMENDMENTS AND WAIVERS
     ----------------------

     No waiver of any breach of any provision of this Agreement shall be effective or binding unless made in writing and signed by the party purporting to give the same and, unless otherwise provided in the written waiver, shall be limited to the specific breach waived.

9.3  SEVERABILITY
     ------------

     If any provision of this Agreement is determined to be invalid or unenforceable in whole or in part, such invalidity or unenforceability shall attach only to such provision or part thereof and the remaining part of such provision and all other provisions hereof shall continue in full force and effect.

9.4  GOVERNING LAW
     -------------

     This Agreement shall be governed by and construed in accordance with the laws of the Province of Ontario. For the purpose of all legal proceedings this Agreement shall be deemed to have been performed in the Province of Ontario and the courts of the Province of Ontario shall have sole and exclusive jurisdiction to entertain any action arising under this Agreement.

9.5  FURTHER ASSURANCES
     ------------------

     The parties hereto shall do such things and sign such documents as may be necessary and desirable to give full effect and force to this agreement.

9.6  ENUREMENT
     ---------

     This Agreement shall enure to the benefit of and be binding upon the parties hereto and upon the heirs, executors, administrators and legal personal representatives of the Executive and the successor and assigns of the Corporation.

9.7  INTERPRETATION OF AGREEMENT
     ---------------------------

     Any issues arising out of the application, interpretation or administration of this Agreement shall be determined by final and binding arbitration pursuant to the Arbitration Act. The arbitrator shall be appointed in
                     ---------------
     accordance with the Arbitration Act, and the arbitrator shall have the
                         ---------------
     power to award compensation, or damages in case of breach of the terms of this Agreement. However, the arbitrator shall not have the power to order reinstatement of the Executive nor shall he/she have the power to amend or alter in any way the terms of this Agreement


IN WITNESS WHEREOF the parties have executed this Agreement.


                      )       NEWBRIDGE NETWORKS CORPORATION
                      )
                      )
                      )
/s/ Michael Williams          )    PER: /s/ TERENCE H. MATTHEWS
----------------------             ------------------------------
Witness               )       Chairman of the Board,
                      )       Chief Executive Officer
                      )
/s/ Dianne Lutz       )       /s/ ALAN G. LUTZ
----------------------        ------------------------------
Witness               )       (Executive)

                                                                     Appendix  A


                COMPENSATION FOR NEWBRIDGE NETWORKS CORPORATION
                      PRESIDENT & CHIEF OPERATING OFFICER


The total compensation package will include:
 .  Stock option grants
 .  Cash compensation including:
   -    base salary
   -    annual incentive
   -    long-term incentive
 .  Benefits
All compensation dollars quoted are in US currency.

STOCK OPTIONS

1. There will be an initial grant of 500,000 options to purchase Newbridge shares provided as of the start of employment.
2. The options will be provided under the conditions specified in Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan.

CASH COMPENSATION


1. Base salary will be $750,000 per year for the first three years of employment.
2. An annual incentive of $275,000 on condition of meeting the following annual performance targets:

-----------------------------------------------------------------------------------------
     PERFORMANCE MEASURES FOR PAY OUT OF                             TARGET
              ANNUAL INCENTIVE
-----------------------------------------------------------------------------------------
i.    50% of the annual incentive will be
    based on Corporate revenues
-----------------------------------------------------------------------------------------
ii.   50% of the annual incentive will be
    based on Corporate earnings per   share
-----------------------------------------------------------------------------------------

3. Payments of this incentive will be made semi-annually, based on performance to date against the annual targets. Payments of the incentive will begin on achievement of 90% of the target, with 100% of the incentive being paid out on achievement of 100% of the target. Payment for performance over 100% will be based on a ratio of one to one (1:1; incentive : target).
4. Additionally, on successful achievement of the above annual targets, a pre-tax cash allocation of $275,000 will be provided, the post-tax income of which is to be used for the purchase of Newbridge shares, from the open market, on a date chosen by the incumbent, but within three months of the end of the year. These shares must be held for a minimum of one year before they can be sold.
5. For the first year of employment only, Newbridge Networks Corporation will guarantee to pay at least 50% of both the above elements of annual incentive, in equal proportions, should the actual performance against the above stated targets be less than 90%.
6. A long term incentive of $250,000 will be paid at the completion of the second year and $500,000 on completion of the third year, on condition of meeting the following performance targets:

-----------------------------------------------------------------------------------------------
           PERFORMANCE MEASURES FOR                                 TARGET
        PAY OUT OF LONG TERM INCENTIVE
-----------------------------------------------------------------------------------------------
i.   50% of the long term incentive will be              Targets to be finalized
     based on market capitalization
-----------------------------------------------------------------------------------------------
ii.  50% of the long term incentive will be              Targets set based on existing 5 year
     based on market share                               business plan
-----------------------------------------------------------------------------------------------

6. The following table summarizes the value of the components of cash compensation for the first three years.


                                       YEAR 1          YEAR 2          YEAR 3
                                 ------------------------------------------------
Base Pay                               $  750,000      $  750,000      $  750,000
Annual Incentive                       $  275,000      $  275,000      $  275,000
Long term incentive (LTI)              $        0      $  250,000      $  500,000
Total annual cash compensation         $1,025,000      $1,275,000      $1,525,000
Cash allocation to purchase            $  275,000      $  275,000      $  275,000
 shares
Earnings                               $1,300,000      $1,550,000      $1,800,000
LTI earnings held for one year         $  250,000      $  250,000      $        0
---------------------------------------------------------------------------------

                                                                      Appendix C


                               RELOCATION COSTS


Newbridge Networks Corporation will reimburse the following costs associated with your relocation within the United States:

1. House hunting trip to Herndon for you and your spouse including airfares and up to five nights accommodation.
2. Reimbursement of all reasonable out bound costs associated with the packing, insuring and shipment of your personal effects, furnishings and household goods to Herndon.
3. Reimbursement of actual travel expenses associated with you and your spouse relocating to Herndon.
4. An allowance of $25,000 US as a lump sum disbursement for incidental expenses, subject to relevant tax regulations.
5. Reimbursement of the difference between the actual sale price and a guaranteed price of your home. The guaranteed price will be the average of three quotes from certified appraisers. Newbridge will appoint two; you may appoint one.
6. Real-estate fees and disbursement associated with the sale of your current home and the purchase of your new home.
7. Reasonable and actual legal fees on sale and purchase of new home, including retiring old mortgage and arranging a new one.
8.  Mortgage repayment penalty charges for up to three months.



In the event that you leave the Company for any reason, except termination without cause, within the first two years of employment, you will be liable for repayment of the above stated relocation expenses, on a pro-rata basis, as follows:



Up to and including first year of employment                100%
From 13 months to 23 months                       92% to 9% in 8% decrements
24 months and over                                            0%

                        NEWBRIDGE NETWORKS CORPORATION
                  EMPLOYEE AGREEMENT AS TO CONFIDENTIALITY OF
               INFORMATION AND OWNERSHIP OF PROPRIETARY PROPERTY
IN CONSIDERATION OF EMPLOYMENT WITH NEWBRIDGE NETWORKS CORPORATION ("COMPANY") THE UNDERSIGNED ("EMPLOYEE") ACKNOWLEDGES AND AGREES THAT:


1. Employment with Company will give Employee access to proprietary and confidential information belonging to Company, its customers, its suppliers and others (which proprietary and confidential information is collectively referred to in this agreement as "Confidential Information"); and

2. Employee may in the course of employment with Company develop tangible and intangible property including without limitation, software, hardware, know-how, designs, techniques, documentation and other material regardless of the form or media on which such is stored, some or all of which property may be protected by patents, copyrights, trade secrets, trade marks, industrial designs or mask works (which tangible and intangible property is collectively referred to in this agreement as "Proprietary Property").

3. Employee, both during and after employment with the Company, shall keep all Confidential Information confidential and shall not use any Proprietary Property or Confidential Information except in the course of carrying out authorized activities on behalf of the Company or except as expressly authorized by Company in writing.

4. Employee shall not make any unauthorized use of any trade secrets or proprietary property of a third party during the course of employment with Company.

5. All Proprietary Property which Employee may develop in the course of employment with Company, whether alone or jointly with others, shall be the exclusive property of Company and Employee shall have no rights in any such Proprietary Property. At the request and expense of Company, Employee agrees to do all acts necessary and sign all documentation necessary in order to assign all rights in the Proprietary Property to Company and to enable Company to register patents, copyrights, trade marks, mask works, industrial designs and such other protections as Company deems advisable anywhere in the world.

6. If during the course of employment with the Company Employee develops any work which is protected by copyright, Employee hereby waives unconditionally any "moral rights" Employee may have in such work.

7. Employee, both during and after employment with the Company, shall not make any unauthorized use of the Company's computer systems, communications networks, databases or files. Employee shall adhere to all Company policies regarding the use of such computer systems communication networks, databases or files.

8. Employee shall not use unauthorized software on Company equipment during the course of employment with the Company.

9. Employee's employment with Company is and will continue to be subject to the terms and conditions of this agreement.

IN WITNESS WHEREOF EMPLOYEE has executed this Agreement this  day of     , 199
 .


_____________________________       _________________________________
Witness                                           Employee Signature


_________________________________             ____________________
Employee Name (Please Print)                      Employee Number

                                                                    EXHIBIT 11.1

                        NEWBRIDGE NETWORKS CORPORATION


                       COMPUTATION OF EARNINGS PER SHARE


             (Accounting principles generally accepted in Canada)
        (Canadian dollars, amounts in thousands except per share data)

                                                         FOR THE FISCAL QUARTER ENDED          FOR THE FISCAL YEAR ENDED
                                                         ----------------------------          -------------------------

                                                     Aug 3,    Nov 2,    Feb 1,    Apr 30,    Apr 30,    Apr 30,    Apr 30,
                                                      1997     1997      1998       1998       1998       1997       1996
                                                      ----     ----      ----       ----       ----       ----       ----
BASIC EARNINGS PER SHARE
 Net earnings (loss)                               $ 64,354  $ 57,993  $(144,283)  $  3,618  $(18,318)  $156,917  $202,864
                                                   ========  ========  =========   ========  ========   ========  ========

 Common Shares outstanding
  at the beginning of the period                    171,859   174,245    175,305    175,434   171,859    168,676   164,515
 Weighted average number of Common
   Shares issued during the period                    1,105       488         71        164     2,758      1,834     1,327
                                                   --------  --------  ---------   --------  --------   --------  --------

 Weighted average number of Common
   Shares outstanding at the end
   of the period                                    172,964   174,733    175,376    175,598   174,617    170,510   165,842
                                                   ========  ========  =========   ========  ========   ========  ========

 Basic earnings (loss) per share                      $0.37     $0.33     $(0.82)     $0.02    $(0.10)     $0.92     $1.22
                                                   ========  ========  =========   ========  ========   ========  ========

FULLY DILUTED EARNINGS PER SHARE

 Earnings before imputed earnings                 $ 64,354  $ 57,993  $(144,283)  $  3,618  $(18,318)  $156,917  $202,864
 After tax imputed earnings from the
   investment of funds received
   through dilution                                  3,979     4,363         --         --        --     11,589    10,470
                                                  --------  --------  ---------   --------  --------   --------  --------
 Adjusted net earnings                            $ 68,333  $ 62,356  $(144,283)  $  3,618  $(18,318)  $168,506  $213,334
                                                  ========  ========  =========   ========  ========   ========  ========

 Weighted average number of
   Common Shares outstanding
   at the end of the period                        172,964   174,733    175,376    175,598   174,617    170,510   165,842


   equivalents based on conversion of
   outstanding stock options                        16,118    15,783         --         --        --     14,085    13,823
                                                  --------  --------  ---------   --------  --------   --------  --------

 Weighted average number of Common
  Shares and equivalents outstanding
   at the end of the period                        189,082   190,516    175,376    175,598   174,617    184,595   179,665
                                                  ========  ========  =========   ========  ========   ========  ========

 Fully diluted earnings per share                    $0.36     $0.33     $(0.82)     $0.02    $(0.10)     $0.91     $1.19
                                                  ========  ========  =========   ========  ========   ========  ========

EARNINGS PER SHARE EXPRESSED IN U.S. DOLLARS

Daily average exchange rate of a Canadian
   dollar for U.S. dollars as reported by the
   Federal Reserve Bank of New York                $0.7242   $0.7205    $0.7006    $0.7011   $0.7116    $0.7344   $0.7345

 Basic earnings (loss) per share, in U.S. dollars    $0.27     $0.24     $(0.58)     $0.01    $(0.07)     $0.68     $0.90

 Fully diluted earnings (loss) per
   share, in U.S. dollars                            $0.26     $0.24     $(0.58)     $0.01    $(0.07)     $0.67     $0.87

                                                                    EXHIBIT 11.2


                        NEWBRIDGE NETWORKS CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE


        (Accounting principles generally accepted in the United States) (Canadian dollars, amounts in thousands except per share data)

                                                         FOR THE FISCAL QUARTER ENDED         FOR THE FISCAL YEAR ENDED
                                                         ----------------------------         -------------------------

                                                     Aug 3,    Nov 2,     Feb 1,    Apr 30,    Apr 30,   Apr 30,   Apr 30,
                                                      1997      1997       1998       1998      1998       1997      1996
                                                    --------  --------  ----------  --------  ---------  --------  --------
EARNINGS PER SHARE  (U.S. GAAP - BASIC)

 Net earnings (loss)                                $ 64,354  $ 57,993  $(170,664)  $ 29,999  $(18,318)  $156,917  $202,864
                                                    ========  ========  =========   ========  ========   ========  ========

 Weighted average number of Common
   Shares outstanding at the end
   of the period                                     172,964   174,733    175,376    175,598   174,617    170,510   165,842
                                                    ========  ========  =========   ========  ========   ========  ========

 Earnings per share (U.S. GAAP)                     $   0.37  $   0.33  $   (0.97)  $   0.17  $  (0.10)  $   0.92  $   1.22
                                                    ========  ========  =========   ========  ========   ========  ========

EARNINGS PER SHARE  (U.S. GAAP - DILUTED)

 Net earnings (loss)                                $ 64,354  $ 57,993  $(170,664)  $ 29,999  $(18,318)  $156,917  $202,864
                                                    ========  ========  =========   ========  ========   ========  ========

 Weighted average number of
   Common Shares outstanding
   at the end of the period                          172,964   174,733    175,376    175,598   174,617    170,510   165,842

 Net effect of dilutive stock options and shares
   to be issued in settlement of litigation,
   based on the treasury stock method                  6,857     7,995         --      1,454        --      4,015     5,148
                                                    --------  --------  ---------   --------  --------   --------  --------

 Weighted average number of Common
   Shares outstanding at the end of the
   period as adjusted                                179,821   182,728    175,376    177,052   174,617    174,525   170,990
                                                    ========  ========  =========   ========  ========   ========  ========

 Earnings per share (U.S. GAAP)                     $   0.36  $   0.32  $   (0.97)  $   0.17  $  (0.10)  $   0.90  $   1.19
                                                    ========  ========  =========   ========  ========   ========  ========

EARNINGS PER SHARE EXPRESSED IN U.S. DOLLARS

Daily average exchange rate of a Canadian
   dollar for U.S. dollars as reported by the
   Federal Reserve Bank of New York                  $0.7242   $0.7205    $0.7006    $0.7011   $0.7116    $0.7344   $0.7345

 Basic earnings (loss) per share, in U.S. dollars    $0.27     $0.24      $(0.68)    $0.12     $(0.07)    $0.68     $0.90

 Diluted earnings (loss) per
     share, in U.S. dollars                          $0.26     $0.23      $(0.68)    $0.12     $(0.07)    $0.66     $0.87

                                                                      EXHIBIT 21


                SUBSIDIARIES OF NEWBRIDGE NETWORKS CORPORATION


The names of certain other subsidiaries, which considered in the aggregate would not constitute a significant subsidiary, have been omitted.

                                              Jurisdiction
Name of                                       of Incorporation
Subsidiary                                    or Organization
----------                                    ---------------
Newbridge Networks Inc.                        Delaware
Newbridge Networks Limited                     England and Wales
Newbridge Networks (Asia) Limited              Hong Kong
Advanced Computer Communications               California
Transistemas S.A.                              Argentina
Newbridge Networks Telecomunicacoes Ltda.      Brazil
Newbridge Networks de Mexico, S.A. de C.V.     Mexico
Newbridge Networks S.A.                        France
Ouest Standard Telematique, S.A.               France
Newbridge Networks (Middle East) WLL           Bahrain
Newbridge Networks Japan KK                    Japan
Newbridge Networks Australia (Pty.) Limited    Australia
Newbridge Networks Korea Ltd.                  Korea
Newbridge Networks Venezuela, S.A.             Venezuela
Newbridge Networks GmbH                        Germany
Newbridge Networks Ireland Ltd.                Ireland
Newbridge Networks (Pty) Ltd                   South Africa
Newbridge Networks International Corporation   Barbados
Newbridge (Barbados) Corporation               Barbados
Newbridge Networks S.p.A.                      Italy
Newbridge Networks GmbH (Austria)              Austria
Coasin Chile S.A.                              Chile
Acacia Limited                                 Barbados
Newbridge Networks (APL) L. BHD                Malaysia
Danring A/S  Denmark

                                                                      EXHIBIT 23


                      CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Newbridge Networks Corporation (the "Company") on Form S-8 (File Nos. 33-51538, 33-55964, 33-68710, 33-78276, 33-89624, 33-97472, 333-2446, and 333-30777) of
our report dated June 2, 1998, included herein, on our audit of the consolidated financial statements of the Company, which are included in this Annual Report on Form 10-K dated June 26, 1998, as included in Item 8 herein.



/s/ Deloitte and Touche


Deloitte & Touche
Chartered Accountants

June 26, 1998

Ottawa, Canada

                                  EXHIBIT 99

                      STATEMENT OF EXECUTIVE COMPENSATION


COMPOSITION OF THE EMPLOYEE COMPENSATION COMMITTEE

The Employee Compensation Committee of the Board of Directors (the "Committee") is currently comprised of two directors of the Corporation who are neither officers nor employees of the Corporation or its subsidiaries. The members of the Committee are Mr. Kent Plumley, the Chairman of the Committee and Dr. Denzil Doyle. There is currently one vacancy on the Committee which arose as a result of the resignation of a former director of the Corporation.

As established by the Board of Directors, the terms of reference for the Committee include overall review of current compensation policies and processes to ensure that (i) the Chief Executive Officer and the other executive officers are fairly and competitively compensated; (ii) human resources development, succession planning and performance evaluation programs are established and operating effectively throughout the Corporation and (iii) the Corporation's Consolidated Key Employee Stock Option Plan (the "Consolidated Plan") and the Corporation's 1999 Key Employee Stock Option Plan (the "1999 Plan") are properly administered.

REPORT ON EXECUTIVE COMPENSATION

The establishment of salary levels for the executive officers of the Corporation is the responsibility of the Chairman and Chief Executive Officer, together with the President and Chief Operating Officer in the case of those executive officers reporting to him; all are subject to review by the Committee. Salaries are reviewed annually and are based on individual performance against specific goals or overall accomplishment, the extent of individual responsibility and comparisons with salaries paid in the industry. On occasion a bonus may be awarded to an individual executive officer in recognition of a specific achievement.

STOCK OPTION PLAN

A significant component of executive compensation consists of grants of stock options under the Consolidated Plan and the 1999 Plan. Options are granted primarily based on the extent of individual responsibility and performance and on occasion are granted to attract new executives and to recognize job promotions. While the cash compensation of executives is generally believed to be below industry norms in relation to the size and profitability of the Corporation, stock options provide a substantial connection between the total long term remuneration of executive officers and corporate performance as reflected in the market value of the Corporation's Common Shares, as well as to directly align the interests of executive officers with those of the shareholders.

Under both the Consolidated Plan and the 1999 Plan, each option granted will vest as to 25% on each of the first, second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant unless otherwise determined by the Committee. The exercise price is equal to the average of the average of the daily high and low board lot trading prices on The Toronto Stock Exchange (the "TSE") for the five days preceding the date of grant. The value of the options granted to executive officers depends on the market price of the Common Shares of the Corporation. Options are not transferable and may be exercised only for so long as the optionholder remains an employee subject to certain exceptions such as death, disability or retirement or as the Committee may otherwise determine. When an option is exercised, the Common Shares must be paid for in full.

NEWBRIDGE GROUP RETIREMENT SAVINGS PLAN

The Corporation implemented the Newbridge Group Retirement Savings Plan/Deferred Profit Sharing Plan effective January 1, 1997 (the "Group Plan"). Full-time and permanent part-time employees of the Corporation in Canada are eligible to participate in the Group Plan. Employees may contribute a percentage of annual earnings (within the limits prescribed by current Canadian income tax legislation) and the Corporation will, on a matching basis, contribute an amount equal to 50% of the employees contribution, up to a maximum amount equal to 5% of annual salary, into a deferred profit sharing plan. The Group Plan requires two years of membership from the date of enrollment before the contributions made by the Corporation vest to an employee.

CHIEF EXECUTIVE OFFICER

The Board of Directors established the level of compensation to be paid to the Chairman and Chief Executive Officer (the "CEO") in 1991 at an amount considered to be reasonable, fair and equitable. Although the compensation of the CEO has been reviewed since that time, the CEO has declined to receive any increase in his annual compensation or stock options under either the Consolidated Plan or its predecessor or successor plans.

The foregoing has been furnished by the members of the Employee Compensation Committee of the Board of Directors: Mr. Kent Plumley (Chairman) and Dr. Denzil Doyle.


SUMMARY COMPENSATION TABLE

The following table states the compensation paid for each of the Corporation's three most recently completed financial years to the Chief Executive Officer and the next four most highly compensated Executive Officers (the "Named Executive Officers") during the fiscal year ended April 30, 1998.

----------------------------------------------------------------------------------------------------------------------
                                                                                 LONG TERM
                                    ANNUAL COMPENSATION                         COMPENSATION           ALL
                                    -------------------                     --------------------
NAME AND PRINCIPAL          FISCAL                       ALL OTHER            SECURITIES UNDER        OTHER
POSITION                      YEAR  SALARY    BONUS   COMPENSATION/(1)/     OPTIONS GRANTED/(2)/   COMPENSATION
----------------------------------------------------------------------------------------------------------------------
Terence H. Matthews/(3)/    1998    $200,000    -                -                    -                    -
Chairman of the Board       1997    $175,790    -          $22,584                    -                    -
& CEO                       1996    $149,791    -          $47,105                    -                    -

F. Michael Pascoe           1998    $247,038    -          $18,782               52,500              $ 6,733/(5)/
Executive Vice President    1997    $231,880    -          $13,525               20,000              $31,814/(5)/
and General Manager         1996    $231,438    -          $ 9,400               42,000              $16,869/(5)/
Americas Region

John Everard                1998    $302,328    -          $40,909               52,500              $24,186/(4)/
Executive Vice President    1997    $258,875    -          $29,860               40,000              $20,710/(4)/
and General Manager         1996    $237,574    -          $27,902               12,000              $19,006/(4)/
European  Region

Conrad Lewis                1998    $210,549    -          $ 6,526               62,000              $ 4,498/(6)/
Executive Vice President    1997    $193,435    -          $ 7,326               40,000                    -
Marketing & Business        1996    $175,718    -                -               90,000                    -
Units

Bruce Rodgers               1998    $220,647    -                -               18,000                    -
Executive Vice President    1997    $175,600    -                -               40,000                    -
Operations                  1996    $175,573    -                -               26,000                    -
----------------------------------------------------------------------------------------------------------------------

(1) Except as specifically disclosed, the value of each Named Executive Officer's perquisites and other benefits was less than the lesser of (i) $50,000 and (ii) 10% of such officer's total annual salary and bonus. The amounts paid under "All Other Compensation" to Mr. Matthews, Mr. Lewis, Mr. Pascoe, and Mr. Everard principally represent payments for automobile leases unless otherwise indicated.

(2) During the fiscal year ended on April 30, 1997, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend. The numbers shown in the table for previous years have been adjusted to reflect the stock split. Each option entitles the holder to acquire the indicated number of Common Shares. Particulars of stock options are provided under the heading "Stock Options".

(3) Terence H. Matthews' compensation is paid by means of a management fee to a company which is controlled by Mr. Matthews.

(4) Amounts paid to Mr. Everard under "All Other Compensation" represent contributions paid into a Retirement Benefit Plan on Mr. Everard's behalf, which Plan is available to all employees of the Corporation's United Kingdom subsidiary. Under the Plan the employer contributed 8% of the Executive Officer's pensionable earnings. Benefits payable upon retirement under the Plan are derived from a pension annuity policy purchased from an insurance company. Mr. Everard's compensation is paid in pounds sterling and has been converted to Canadian dollars on the basis of (Pounds)2.34.

(5) Amounts paid to Mr. Pascoe under "All Other Compensation" represent, in part, the Corporation's share of contributions paid into a 401(k) retirement benefit plan on Mr. Pascoe's behalf, which plan is available to all employees of the Corporation's United States subsidiary. Under the plan, the employer contributed 50% of the first 6% of the employees base salary contributed to the plan. The balance of the amount disclosed under "All Other Compensation" represents employer contributions paid for health and disability insurance. Mr. Pascoe's compensation is paid in US dollars and has been converted to Canadian dollars on the basis of 1.4200.

(6) Amounts paid to Mr. Lewis under "All Other Compensation" represent contributions paid into the Newbridge Group Retirement Savings Plan/Deferred Profit Sharing Plan on Mr. Lewis's behalf, which Plan is available to all full time and permanent part time employees of the Corporation in Canada. Under the Plan, employees may contribute a percentage of annual earnings (within the limits prescribed by current Canadian income tax legislation) and the Corporation will, on a matching basis, contribute an amount equal to 50% of the employees contribution, up to a maximum amount equal to 5% of annual salary, into a deferred profit sharing plan. The Group Plan requires two years of membership from the date of enrollment before the contributions made by the Corporation vest to an employee.

STOCK OPTIONS

The following table provides details of grants of options to purchase Common Shares of the Corporation to each of the Named Executive Officers during the fiscal year ended April 30, 1998:

-----------------------------------------------------------------------------------------------
                       SECURITIES     % OF TOTAL     EXERCISE  MARKET VALUE   EXPIRATION
NAME                     UNDER     OPTIONS GRANTED    PRICE    OF SECURITIES     DATE
                        OPTIONS    TO EMPLOYEES IN     PER      UNDERLYING
                        GRANTED     FINANCIAL YEAR   SECURITY   OPTIONS ON
                                                               DATE OF GRANT

-----------------------------------------------------------------------------------------------
Terence H. Matthews          -            -               -             -                 -

F. Michael Pascoe       15,000         0.15%         $55.92        $55.92        June 13/02
                        37,500         0.38%         $33.82        $33.82         Mar 06/03

John Everard            15,000         0.15%         $55.92        $55.92        June 13/02
                        37,500         0.38%         $33.82        $33.82         Mar 06/03

Conrad Lewis            20,000         0.20%         $55.92        $55.92        June 13/02
                        42,000         0.43%         $33.82        $33.82         Mar 06/03

Bruce Rodgers           10,000         0.10%         $50.89        $50.89         Dec 17/02
                         8,000         0.08%         $33.82        $33.82         Mar 06/03
-----------------------------------------------------------------------------------------------

The following table provides details of exercises of stock options by each of the Named Executive Officers during the fiscal year ended April 30, 1998 and the fiscal year end value of unexercised stock options based on the closing price of $41.90 per Common Share on April 30, 1998:

---------------------------------------------------------------------------------------------------------
                              SECURITIES       AGGREGATE          UNEXERCISED            VALUE OF
                               ACQUIRED          VALUE              OPTIONS            UNEXERCISED
NAME                         ON EXERCISE       REALIZED           EXERCISABLE(E)       IN-THE-MONEY
                                                                UNEXERCISABLE(U)         OPTIONS
                                                                                       EXERCISABLE [E]
                                                                                      UNEXERCISABLE [U]
---------------------------------------------------------------------------------------------------------
Terence H. Matthews                  -                  -                     -                     -


F. Michael Pascoe               20,000         $1,315,000          [E]   46,667          [E] $919,257
                                                                   [U]   79,833          [U] $559,183

John Everard                    18,668         $  828,152          [E]    5,336          [E] $105,549
                                                                   [U]   83,166          [U] $494,046

Conrad Lewis                    41,998         $2,063,369          [E]   18,337          [E] $117,513
                                                                   [U]  120,333          [U] $732,701

Bruce Rodgers                   20,000         $  989,940          [E]   24,167          [E] $289,355
                                                                   [U]   55,833          [U] $259,545
---------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

Non-employee directors of the Corporation ("Director Participants") receive an option to purchase 10,000 Common Shares under the 1999 Plan on the date of each annual meeting of shareholders at which such director is elected to the Board of Directors. A Director Participant who is appointed to the Audit Committee, the Employee Compensation Committee, the Directors' Affairs Committee or any future committee established by the Board of Directors and declared by the Board of Directors to be a standing committee ("Standing Committee"), other than as Chair of such Standing Committee, receives an option to purchase 2,000 Common Shares upon annual appointment to a Standing Committee. A Director Participant who is appointed Chair of a Standing Committee receives an option to purchase 4,000 Common Shares upon annual appointment as Chair. Directors are entitled to reimbursement of all expenses for attendance at Board and Standing Committee meetings. Directors do not receive a fee for attendance at meetings of the Board of Directors or Committees thereof. During the fiscal year ended April 30, 1998, Director Participants as a group received options to purchase 108,000 Common Shares at a weighted average exercise price of $64.96 per share. During the fiscal year ended April 30, 1998, Director Participants as a group exercised options to purchase 166,501 Common Shares. The aggregate market value of these Common Shares as at the respective dates of purchase, less the exercise price, was $4,821,199. As at June 18, 1998, Director Participants held options to purchase 322,169 Common Shares.

DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

The Corporation maintains Directors' and Officers' Liability Insurance in the amount of US$15,000,000 for the benefit of the directors and officers of the Corporation and its subsidiaries. During the fiscal year ended April 30, 1997, the amount of premium paid under the policy was US$1,041,021 which covers a 3 year period from November 1, 1996 to November 1, 1999. No portion of the premium was paid during the fiscal year ended April 30, 1998. No portion of the premium was paid by the directors and officers of the Corporation. The policy provides for a retention of US$1 million for each loss claimed by the Corporation. The by-laws of the Corporation generally provide that the Corporation shall indemnify a director or officer of the Corporation against liability incurred in such capacity including acting at the Corporation's request as director or officer of another corporation, to the extent permitted or required by the CBCA.


PERFORMANCE GRAPH

The following graph compares the cumulative return on $100 invested in Common Shares of the Corporation with selected indices, assuming reinvestment of all dividends. The Corporation's management consistently cautions that the stock price performance shown in the graph below should not be considered indicative of potential future share price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG NEWBRIDGE, NYSE COMPOSITE INDEX, PACIFIC STOCK EXCHANGE TECHNOLOGY INDEX AND TSE 300 INDEX FOR THE PERIOD MAY 1, 1993 TO APRIL 30, 1998


                             [GRAPH APPEARS HERE]

INTEREST OF INSIDERS IN MATERIAL TRANSACTIONS

The Corporation leases facilities in Canada from companies controlled by Terence
H. Matthews, Chairman of the Board of Directors, Chief Executive Officer and the largest shareholder of the Corporation, under terms and conditions reflecting prevailing market conditions at the time the leases were entered into. Approximately 350,000 square feet has been leased for various terms expiring between January 1999 and May 2002 at rates between $9.25 and $14.00 per square foot (approximately $3,350,000 per year). The Corporation also purchased $1,053,000 of services from these companies throughout fiscal 1998 (fiscal 1997 -- $434,000). During the fiscal year ended April 30, 1998 the Corporation purchased approximately $2,533,000 (fiscal 1997 -- $3,393,000) of equipment under usual terms and conditions from a corporation in which the Corporation has no equity interest, but which is controlled by Terence H. Matthews.

The Corporation accounts for its equity interests in certain associated companies using the equity method of accounting. The Corporation is represented on the Boards of Directors of these companies. During the fiscal year ended April 30, 1998, the Corporation paid $2,448,000 for research and development services from these associated companies under usual trade terms and conditions (fiscal 1997 -- $2,621,000). The Corporation also purchased $10,126,000 of equipment and software under usual trade terms and conditions, generally for resale (fiscal 1997 -- $6,342,000) and sold $13,846,000 of equipment and software to these companies under usual trade terms and conditions, generally for resale (fiscal 1997 -- $17,255,000).

The Corporation accounts for its equity interests in certain associated companies using the cost method of accounting. The Corporation is represented on the Boards of Directors of these companies. During the fiscal year ended April 30, 1998 the Corporation purchased $7,226,000 of equipment and software from these associated companies, under usual trade terms and conditions, generally for resale (fiscal 1997 -- $2,255,000). The Corporation sold $6,100,000 of equipment and software to these associated companies under usual trade terms and conditions, generally for resale (fiscal 1997 -- $3,304,000).

The Corporation pays a net royalty between 2% and 10%, depending on the level of cumulative royalties paid, on all sales of products developed as a result of subcontracted research and development previously performed under agreements between the Corporation and corporations controlled by three directors of the Corporation. Royalty payments under these agreements were $294,000 (fiscal 1997 -- $174,000)

Certain officers and directors of the Corporation and members of their immediate families own Common Shares in entities in which the Corporation also owns Common Shares.

The Corporation has a policy that all transactions between the Corporation and its officers, directors, principal shareholders or their affiliates, including the extension of any credit, will be on terms no less favourable to the Corporation than could be obtained from unrelated third parties and will be approved by a majority of the Board of Directors and a majority of the Corporation's disinterested directors.


                            APPOINTMENT OF AUDITORS

At the Meeting, shareholders will be asked to appoint Deloitte & Touche, the present auditors of the Corporation, as auditors of the Corporation to hold office until the close of the next annual meeting of shareholders and to authorize the directors to fix their remuneration.