Form 10-Q
period 1998-08-02
NEWBRIDGE NETWORKS CORP
filed 1998-09-14
CIK 827301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1998



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [_]

The number of Common Shares of the registrant outstanding as at September 10, 1998 was 176,774,891.



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

   Item 1.    Financial Statements

                Consolidated Statements of Earnings and Retained
                  Earnings -- Fiscal quarters ended August 2, 1998
                  and August 3, 1997.....................................     3

                Consolidated Balance Sheets --
                  August 2, 1998 and April 30, 1998......................     4

                Consolidated Statements of Cash Flows --
                  Fiscal quarters ended August 2, 1998 and
                  August 3, 1997.........................................     5

                Notes to the Consolidated Financial Statements...........  6-10

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................... 11-17

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk..    17

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings..........................................    18

   Item 5.    Other Information..........................................    18

   Item 6.    Exhibits and Reports on Form 8-K...........................    18

SIGNATURES...............................................................    19

                                (Page 2 of 23)

                       PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         NEWBRIDGE NETWORKS CORPORATION

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

         (Canadian dollars, amounts in thousands except per share data)
                                  (Unaudited)


                                               Fiscal quarter ended
                                              ----------------------
                                              August 2,   August 3,
                                                 1998        1997
                                              ----------  ----------

Sales                                          $426,056    $434,738

Cost of sales                                   176,562     160,730
                                               --------    --------

Gross margin                                    249,494     274,008

Expenses
  Selling, general and administrative           129,039     123,857
  Research and development                       67,156      59,683
                                               --------    --------

Income from operations                           53,299      90,468

Interest income                                   6,611       3,022
Interest expense on long term obligations        (6,703)       (284)
Other expenses                                   (2,433)     (2,185)
                                               --------    --------

Earnings before income taxes
  and non-controlling interest                   50,774      91,021

Provision for income taxes                       14,978      27,034

Non-controlling interest                            276        (367)
                                               --------    --------

Net earnings                                     35,520      64,354

Retained earnings, beginning of the period      749,830     768,148
                                               --------    --------

Retained earnings, end of the period           $785,350    $832,502
                                               ========    ========

Earnings per share (Note 5)
  Basic                                           $0.20       $0.37
  Fully diluted                                   $0.20       $0.36

Weighted average number of shares
  Basic                                         176,105     172,964
  Fully diluted                                 196,750     189,082



        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 3 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)


                                                              August 2,   April 30,
                                                                1998         1998
                                                             -----------  ----------
                                                             (unaudited)
ASSETS

Cash and cash equivalents (Note 2)                           $  509,366   $  499,278
Accounts receivable, net of provision for returns and
  doubtful accounts of $13,951 (April 30, 1998 - $13,067)       431,183      428,527
Inventories (Note 3)                                            188,617      196,285
Prepaid expenses and other current assets                        87,283       77,600
                                                             ----------   ----------

                                                              1,216,449    1,201,690

Property, plant and equipment                                   494,366      450,735
Goodwill (Note 4)                                                72,238       72,719
Software development costs                                       30,209       28,299
Future tax benefits                                              41,152       50,443
Other assets                                                    186,489      162,939
                                                             ----------   ----------

                                                             $2,040,903   $1,966,825
                                                             ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                           $  119,692   $  127,040
  Accrued liabilities                                           108,721      118,771
  Income taxes                                                       --        5,851
  Current portion of long term obligations                        4,273        4,136
                                                             ----------   ----------

                                                                232,686      255,798

Long term obligations                                           395,026      383,311
Future tax obligations                                           74,223       71,197
Non-controlling interest                                         25,798       22,899
                                                             ----------   ----------

                                                                727,733      733,205
                                                             ----------   ----------

Common shares - 176,558,292 outstanding
  (April 30, 1998 - 175,686,083 outstanding)                    476,559      456,510
Accumulated foreign currency translation adjustment              51,261       27,280
Retained earnings                                               785,350      749,830
                                                             ----------   ----------

                                                              1,313,170    1,233,620
                                                             ----------   ----------

                                                             $2,040,903   $1,966,825
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

                                (Page 4 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Canadian dollars in thousands)
                                  (Unaudited)


                                                   Fiscal quarter ended
                                                  ----------------------
                                                  August 2,   August 3,
                                                     1998        1997
                                                  ----------  ----------
OPERATING ACTIVITIES

Net earnings                                       $ 35,520    $ 64,354

Items not affecting cash
  Amortization                                       38,662      27,556
  Future income taxes                                14,313       5,158
  Non-controlling interest                              298        (367)
  Other                                                 (39)      1,979

Cash effect of changes in:
  Accounts receivable                                14,042     (23,980)
  Inventories                                        12,737     (29,283)
  Prepaid expenses and other current assets             932      15,109
  Accounts payable and accrued liabilities          (26,616)    (22,330)
  Income taxes                                      (12,703)    (13,314)
                                                   --------    --------

                                                     77,146      24,882
                                                   --------    --------

INVESTING ACTIVITIES

Additions to property, plant and equipment          (70,741)    (53,643)
Capitalized software development costs               (5,242)     (3,085)
Additions to other assets                           (22,410)     (7,560)
                                                   --------    --------

                                                    (98,393)    (64,288)
                                                   --------    --------

FINANCING ACTIVITIES

Issue of common shares                               18,945      53,580
Increase in long term obligations                    16,765       4,060
Repayment of long term obligations                   (5,462)     (1,415)
                                                   --------    --------

                                                     30,248      56,225
                                                   --------    --------

Increase in cash and cash equivalents                 9,001      16,819
Effect of foreign currency translation on cash        1,087       3,238
                                                   --------    --------
                                                     10,088      20,057

Cash and cash equivalents, beginning of period      499,278     333,904
                                                   --------    --------

Cash and cash equivalents, end of period           $509,366    $353,961
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

The results of operations for the first fiscal quarter ended August 2, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending May 2, 1999.

2.  CASH AND CASH EQUIVALENTS

Components of cash and cash equivalents are:

                                                 August 2,  April 30,
                                                   1998       1998
                                                 ---------  ---------

     Cash                                         $428,868   $467,464
     Held to maturity marketable securities
       Maturing within one year:
        Corporate debt securities                   71,131     22,447

     Available for sale marketable securities
       Equity securities                             9,367      9,367
                                                  --------   --------

                                                  $509,366   $499,278
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

                                                                Fiscal quarter ended
                                                               ----------------------
                                                                August 2,    August 3,
                                                                  1998         1997
                                                                ---------    --------
     Investing activities in short
      term marketable securities:

       Held to maturity securities
          Maturities                                            $     198    $128,751
          Purchases                                               (48,882)    (50,018)
                                                                ---------    --------
                                                                  (48,684)     78,733

     Investing activities, as reported                            (98,393)    (64,288)
                                                                ---------    --------

     Investing activities, U.S. GAAP                            $(147,077)   $ 14,445
                                                                =========    ========

     Net increase in cash and cash equivalents, as reported     $  10,088    $ 20,057

     Investing activities in short
       term marketable securities                                 (48,684)     78,733
                                                                ---------    --------

     Net increase in cash and cash equivalents, U.S. GAAP       $ (38,596)   $ 98,790
                                                                =========    ========



3.  INVENTORIES

                                                                August 2,    April 30,
                                                                  1998         1998
                                                                ---------    --------

      Finished goods                                            $ 133,693    $129,850
      Work in process                                              13,959      18,178
      Raw materials                                                40,965      48,257
                                                                ---------    --------

                                                                $ 188,617    $196,285
                                                                =========    ========

                                (Page 7 of 23)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)



4.  GOODWILL

                                   August 2,  April 30,
                                     1998       1998
                                   --------   ---------
      Goodwill                     $ 84,163    $ 83,817
      Accumulated amortization      (11,925)    (11,098)
                                   --------   ---------

                                   $ 72,238    $ 72,719
                                   ========   =========

5.  EARNINGS PER SHARE

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

Under U.S. GAAP, basic earnings per share has been calculated as net earnings for the period divided by the daily weighted average number of Common Shares outstanding during the fiscal quarter, consistent with the calculation of basic earnings per share under accounting principles generally accepted in Canada. Diluted earnings per share is calculated using the treasury stock method. Earnings per share in U.S. dollars is disclosed for the convenience of the reader. The exchange rates used for translation are based on the average of the daily noon buying rates for Canadian dollars in U.S. dollars as reported by the Federal Reserve Bank of New York. The calculation of earnings per share under U.S. GAAP is as follows.

                                          Fiscal quarter ended
                                          --------------------
                                          August 2,  August 3,
                                            1998       1997
                                          ---------  ---------
 Earnings per share

     Basic                                    $0.20      $0.37
                                          =========  =========

     Diluted                                  $0.20      $0.36
                                          =========  =========

 Earnings per share -- in U.S. dollars

     Basic                                    $0.14      $0.27
                                          =========  =========

     Diluted                                  $0.14      $0.26
                                          =========  =========

  Weighted average number of shares

     Basic                                  176,105    172,964
                                          =========  =========

     Diluted                                178,419    179,821
                                          =========  =========

                                (Page 8 of 23)

                        NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


6.  RESTRUCTURING COSTS

In November 1997, the Company decided to restructure its activities related to its LAN business. The restructuring plan involved the formation of a strategic alliance with a company strongly positioned in the LAN business, and the reduction of the Company's direct participation, and related costs, in the LAN business. In repositioning the way in which it addresses the LAN market, the restructuring plan created impairment losses on assets associated with the Company's LAN business and liabilities associated with restructuring activities. Restructuring costs of $181,444,000 were recorded in the third quarter of the fiscal year ended April 30, 1998. Restructuring activities were essentially completed as planned through the first quarter of fiscal 1999.

7.  LITIGATION

In the fourth quarter of fiscal 1998 the Company reached an agreement in principle to settle the class action lawsuit which was filed in United States District Court in Washington, D.C. during the fiscal year ended April 30, 1995. The lawsuit purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law. Notice of the proposed settlement has been sent to class members. The proposed settlement is subject to review and approval by the Court. The Company recorded the expense in connection with the settlement of $2,642,000 in the fourth quarter of fiscal 1998 representing the direct costs incurred.

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

                                (Page 9 of 23)

                        NEWBRIDGE NETWORKS CORPORATION


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)



8.  SUBSEQUENT EVENT

On September 9, 1998 the Company announced that it has agreed to sell its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of approximately US$170 million. The Company expects to record a non-recurring gain in the second quarter of fiscal 1999 associated with the transaction, which the Company expects will be closed in October 1998.


9.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet and requires that the instruments be recorded at fair value. SFAS 133 is effective for fiscal periods beginning after June 15, 1999. The Company is currently assessing the impact that SFAS 133 will have on its financial statements.

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


RESULTS OF OPERATIONS

Sales declined in the first quarter of fiscal 1999 ended August 2, 1998 by 2% compared to sales in the first quarter of fiscal 1997 ended August 3, 1997. The decline in sales combined with a 4% decline in gross margin as a percentage of sales and a $12,655,000 increase in operating expenses, resulted in net earnings of $35,520,000 for the first quarter of fiscal 1999, a decline of 45% below net earnings for the first quarter of fiscal 1998.

Net earnings of $35,520,000 for the first quarter of fiscal 1999 represented an increase of 11% over the fourth quarter of fiscal 1998. The increase in net earnings was predominantly due to an increase in sales of 8% in the first quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998.

SALES

                                        Fiscal Quarter Ended
                                   ----------------------------
                                    Aug 2,    Aug 3,      %
                                     1998      1997    Decrease
                                   --------  --------  --------
                                  (Canadian dollars in thousands)
 Sales                             $426,056  $434,738       (2)%
                                   ========  ========  ========

The decline in sales in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 was due to a decrease in sales of products based on packet technologies for local area network applications (LAN Packet products), largely offset by increases in sales of products based on packet technologies for wide area network applications (WAN Packet products). Revenues of LAN Packet products declined approximately 70% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. The decline was the result of sharp decreases in revenue derived from products associated with the former Ungermann - Bass Networks Inc. ("UB") organization, which the Company acquired in January 1997. The Company restructured its activities in the LAN business, including the former UB, in the third quarter of fiscal 1998. LAN Packet products represented approximately 5% of the Company's revenue in the first quarter of fiscal 1999 compared to approximately 15% in the first quarter of fiscal 1998.

Sales of WAN Packet products grew approximately 30% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Sales of WAN Packet products represented over 50% total sales in the first quarter of fiscal 1999, compared to approximately 40% of total sales in the first quarter of fiscal 1998. Product line enhancements and new product lines introduced in fiscal 1997 and 1998 resulted in increased sales, predominantly through increased acceptance and demand by carriers throughout the world for the Company's asynchronous transfer mode (ATM) products.

                                (Page 11 of 23)

Sales of circuit switched networking products declined 5% relative to sales in the first quarter of fiscal 1998. The Company expects the proportion of sales derived from products based on packet technologies for wide area network applications to continue to increase relative to sales derived from circuit switched networking products in fiscal 1999 when compared to fiscal 1998. As a result, sales growth may be impeded due to longer sales cycles often associated with the adoption of new technologies.

The Company's sales in the first quarter to carriers for applications that provide a range of value-added services, such as Virtual Private Networks
(VPNs), wide area network support and Internet access, and for resale to end users represented 71% of total sales versus 64% in the first quarter of fiscal 1998. The proportion of revenue derived from carriers increased relative to the first quarter of fiscal 1998 due to the decline in revenues of former UB Networks products, which serve enterprise customers. Deliveries to original equipment manufacturers (OEMs) for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales in the first quarter of fiscal 1999 and the first quarter of fiscal 1998. Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 14% of total sales for the first quarter of fiscal 1999 and 19% of total sales for the first quarter of fiscal 1998.

The sales decrease in the first quarter of fiscal 1999 relative to the first quarter of fiscal 1998 reflects declines in the European Region, associated with the sharp decline in sales of former UB Networks products, and in the Asia Pacific Region, due to the recent downturn in economic activity, net of increased revenues in the Americas region reflecting the increasing demand for WAN Packet products.

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

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. During the first quarter of fiscal 1999, the decrease in the value of the Canadian dollar against the Pound Sterling and the U.S. dollar, relative to exchange rates in the first quarter of fiscal 1998, resulted in no material variance in reported sales, gross margin or income from operations.

                                (Page 12 of 23)

COST OF SALES AND GROSS MARGIN

                                   Fiscal Quarter Ended
                                   --------------------
                                     Aug 2,    Aug 3,
                                     1998       1997
                                   --------   --------
                              (Canadian dollars in thousands)
 Gross margin                      $249,494   $274,008
                                   ========   ========

 As % of sales                       59%        63%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The decline in the gross margin as a percentage of sales in the first quarter of fiscal 1999 relative to the first quarter of fiscal 1998 was the result of the decline in revenues from circuit switched networking products, which carry gross margins above the average gross margins earned on the Company's other products, as well as the result of increased competition on product pricing, particularly in the market for products based on packet technologies.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                    Fiscal Quarter Ended
                                                -----------------------------
                                                 Aug 2,    Aug 3,       %
                                                  1998      1997    Increase
                                                --------  --------  ---------
                                               (Canadian dollars in thousands)
Selling, general and administrative expenses    $129,039  $123,857      4%
                                                ========  ========

 As a % of sales                                  30%       28%

Selling, general and administrative expenses increased in the first quarter of fiscal 1999 relative to the first quarter of fiscal 1998 predominantly as a result of increased remuneration costs associated with annual salary increases and additional staff. Incremental hiring was directed at programs to strengthening the sales and support infrastructure throughout the world.

The increase in selling, general and administrative expenses as a percentage of sales in the first quarter of fiscal 1999 over the first quarter of fiscal 1998 is the result of the increase in spending and the sales decrease over the same period. Selling, general and administrative expenses as a percentage of sales declined by 1% from the fourth quarter of fiscal 1998. Management anticipates that selling, general and administrative expenses as a percentage of sales will decline in fiscal 1999 relative to fiscal 1998.

                                (Page 13 of 23)

RESEARCH AND DEVELOPMENT


                                                    Fiscal Quarter Ended
                                                ----------------------------
                                                 Aug 3,    Aug 2,      %
                                                  1998      1997    Increase
                                                -------   -------   --------

                                              (Canadian dollars in thousands)

 Gross research and development expenditures    $83,746   $70,817      18%

 Investment tax credits                          (9,112)   (8,400)      8%

 Customer, government and other funding          (5,614)   (1,502)    274%

 Net deferral (amortization) of
  software development costs                     (1,864)   (1,232)     51%
                                                -------   -------

 Net research and development expenses          $67,156   $59,683      13%
                                                =======   =======

 Gross expenditures as a % of sales               20%       16%

 Recoveries as a % of gross expenditures          20%       16%

 Net expenses as a % of sales                     16%       14%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. The increased costs in the first quarter of fiscal 1999 relative to the first quarter of fiscal 1998 reflect spending to expand the breadth of network solutions for new value-added service capabilities and access technologies, particularly with respect to ATM platforms and network and service management software in carrier and carrier access applications. The majority of the increase was the result of increased engineering personnel and annual salary increases.

Recoveries increased as a percentage of gross expenditures in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 due to an increase in customer, government and other funding as a proportion of gross research and development expenditures. Based on Management's estimates of the proportion of fiscal 1999 gross research and development expenditures to be incurred in Canada and therefore eligible for investment tax credits, and current levels of committed funding, Management expects the level of recoveries as a percentage of gross research and development expenditures in fiscal 1999 to approximate the fiscal 1998 level.

The markets for the Company's products are characterized by continuing technological change. The Company plans to increase net research and development spending in absolute dollars in fiscal 1999 relative to fiscal 1998 to address the requirements of carriers as they invest in new infrastructures to meet the challenges of growing demand for new communications services and increased competition.

                                (Page 14 of 23)

INTEREST AND OTHER EXPENSES

                                                  Fiscal Quarter Ended
                                              -----------------------------
                                               Aug 2,    Aug 3,       %
                                                1998      1997    Increase
                                              --------  --------  ---------
                                             (Canadian dollars in thousands)
 Interest income                              $ 6,611   $ 3,022       118%

 Interest expense on long term obligations     (6,703)     (284)     2260%

 Other expenses                                (2,433)   (2,185)       11%

Interest income and interest expense on long term obligations for the first quarter of fiscal 1999 both increased compared to the first quarter of fiscal 1998 primarily as a result of interest income earned and interest expense incurred on the proceeds of the issuance of US$225,000,000 of Senior Notes due 2003 at the end of the fourth quarter of fiscal 1998. Other expenses represented less than 1% of sales in the first quarters of fiscal 1999 and fiscal 1998.


INCOME TAXES

                                         Fiscal Quarter Ended
                                         --------------------
                                           Aug 2,    Aug 3,
                                            1998      1997
                                           ------    ------
 Income tax rate                            30%       30%

The composite rates of income tax for fiscal the first quarter of fiscal 1999 and the first quarter of fiscal 1998 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rates of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate because of the availability of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.


NON-CONTROLLING INTEREST

The non-controlling interests' share of subsidiary net earnings of $276,000 in the first quarter of fiscal 1999 relates primarily to net earnings of Coasin S.A., a Chilean systems integrator of networking products. The non-controlling interests' share of subsidiary net losses of $367,000 in the first quarter of fiscal 1998 relate primarily to Transistemas S.A., an Argentine systems integrator of networking products. The Company has a 51% equity interest in each of Coasin S.A. and Transistemas S.A.


NET EARNINGS

Sales decreased in the first quarter of fiscal 1999 ended August 2, 1998 by 2% compared to sales in the first quarter of fiscal 1998 ended August 3, 1997. The sales decline of 2% for the first quarter of fiscal 1999 relative to the first quarter of fiscal 1998 combined with a decline in the gross margin as a percentage of sales of 4% and a 7% increase in operating expenses, resulted in net earnings of $35,520,000 for the first quarter of fiscal 1999, a decrease of 45% below net earnings for the first quarter of fiscal 1998.

                                (Page 15 of 23)

FINANCIAL CONDITION

During the first quarter of fiscal 1999 ended August 2, 1998 working capital increased from $945,892,000 to $983,763,000. As at August 2, 1998 the Company had $509,636,000 of cash and cash equivalents, which represented an increase of $10,088,000 during the first quarter of fiscal 1999. Cash flow from operations of $77,146,000 during the quarter, due mainly to net earnings of $35,520,000 and improvements in certain working capital ratios, was largely offset by additions to property, plant and equipment of $70,741,000.

Two principal components of the Company's working capital are accounts receivable and inventory. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

In April 1998 the Company issued US$225,000,000 of Senior Notes due 2003 bearing a coupon rate of 6.51%. The Senior Notes require semi-annual payments of interest only, with the principal due at maturity. The Company's obligation under the Senior Notes can be satisfied at any time prior to maturity subject to a make whole provision. The Senior Notes are unsecured.

In January 1998 the Company borrowed $50,000,000 under a long term loan agreement. The loan agreement includes a term loan portion and a demand loan portion, both due January 2003. The term loan bears interest at the fixed rate of 5.46% and the demand loan bears interest at a floating rate equal to the one month's bankers' acceptance rate. The term loan requires semi-annual payments of interest only, with the principal due at maturity. The Company's obligation under the term loan can be satisfied at any time prior to maturity subject to a make whole provision. The demand loan requires monthly payments of interest only, with the principal due at maturity.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $176,079,000, primarily with banks in Canada, the United Kingdom, the United States, Chile and Brazil. At August 2, 1998, $11,148,000 was being utilized under these credit facilities, of which $10,771,000 was attributable to Coasin S.A. and Acacia S.A. The Company has a 51% equity interest in each of Coasin S.A, and Acacia S.A.

On September 9, 1998 the Company announced that it has agreed to sell its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of approximately US$170 million. The Company expects to record a non-recurring gain in the second quarter of fiscal 1999 associated with the transaction, which the Company expects will be closed in October 1998.

Management anticipates that the level of capital expenditures for fiscal 1999 will approximate the level of capital expenditures incurred in fiscal 1998. The Company may also increase its current investments in associated companies. The Company intends to fund capital expenditures and investments with existing cash and cash expected to be generated from operations during fiscal 1999, supplemented as appropriate by divestitures or the issuance of shares or debt. In addition, the Company may use a portion of its cash resources to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

Management believes that the Company's liquidity in the form of existing cash resources, its credit facilities, as well as cash generated from operations and financing activities, will prove

                                (Page 16 of 23)
adequate to meet its operating and capital expenditure requirements through the end of fiscal 1999 and into the foreseeable future.

YEAR 2000

Over a year ago, the Company commenced a program to address potential problems associated with what is commonly known as the "Year 2000" issue". The Company's program entails a comprehensive review of its supporting information systems, products, and the Company's suppliers, to prepare for the Year 2000 date change. Management believes that the costs of carrying out the program will not have a significant impact on the results of operations. However, there can be no assurance that these costs will not be greater than anticipated, nor that preventative actions undertaken will be completed before problems associated with the Year 2000 date change occur.

To date the Company has reviewed all of its major product offerings currently available and the majority are Year 2000 compliant, certain other product offerings are being reviewed for compliance. Some discontinued product offerings will either not be evaluated for compliance or are already known to be non-compliant. The Company has made available a Year 2000 Date Compliance Product List to all customers, potential customers and the public in general which identifies the compliance status of all of the Company's products including discontinued products (http://www.newbridge.com/year2000). The Company has also completed the identification phase of determining which software and microprocessor dependent systems are being used by each of the functional areas of the Company that could be affected by the Year 2000 date change. The Company is taking preventative action in those cases where systems have been found not to be Year 2000 compliant either by replacing those systems or upgrading to compliant versions offered by suppliers. The process of obtaining information on Year 2000 from certain suppliers of these systems has not been completed.

The Company is still assessing the potential impact the Year 2000 will have on its suppliers and customers and is currently not able to determine the effect on its operations and financial condition if key suppliers or customers do not adequately prepare for the Year 2000 date change on a timely basis. Failure of suppliers on which the Company relies or customers to address this issue in a timely manner could result in a material financial risk to the Company.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred to the quantitative and qualitative disclosures about market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

                                (Page 17 of 23)

                          PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the fourth quarter of fiscal 1998 the Company reached an agreement in principle to settle the class action lawsuit which was filed in United States District Court in Washington, D.C. during the fiscal year ended April 30, 1995. The lawsuit purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law. Notice of the proposed settlement has been sent to class members. The proposed settlement is subject to review and approval by the Court. The Company recorded the expense in connection with the settlement of $2,642,000 in the fourth quarter of fiscal 1998 representing the direct costs incurred.

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


ITEM 5.   OTHER INFORMATION

The "Cautionary Statement Regarding Forward-Looking Information" contained in "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998 is incorporated herein by reference and made a part hereof.


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



                         NEWBRIDGE NETWORKS CORPORATION
                                   (Registrant)



Date: September 10, 1998   By:  /s/Terence H. Matthews
                                ----------------------
                                TERENCE H. MATTHEWS,
                                Chairman of the Board of
                                Directors and Chief
                                Executive Officer



Date: September 10, 1998   By:  /s/Kenneth B. Wigglesworth
                                --------------------------
                                KENNETH B. WIGGLESWORTH,
                                Vice President,
                                Chief Financial Officer

                                (Page 19 of 23)

                         EXHIBIT INDEX



                                                             Page No.
                                                            --------
     11.1    Computation of earnings per share under accounting
             principles generally accepted in Canada             21

     11.2    Computation of earnings per share under accounting
             principles generally accepted in the United States  22

     27      Financial data schedule                             23


                                (Page 20 of 23)