Form 10-Q
period 1998-11-01
NEWBRIDGE NETWORKS CORP
filed 1998-12-11
CIK 827301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1998



                        Commission file number 1-13316



                        NEWBRIDGE NETWORKS CORPORATION
            (Exact name of registrant as specified in its charter)



                   CANADA                                   98-0077506
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)


     600 MARCH ROAD, KANATA, ONTARIO, CANADA                  K2K 2E6
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (613)  591-3600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X   No
                                            -     -

The number of Common Shares of the registrant outstanding as at December 9, 1998 was 177,545,968.
                      (Exhibit index located on page 27)
                                (Page 1 of 30)

                        NEWBRIDGE NETWORKS CORPORATION


                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

                Consolidated Statements of Earnings and Retained
                  Earnings -- Fiscal quarters and two fiscal quarters
                  ended November 1, 1998 and November 2, 1997...........     3

                Consolidated Balance Sheets --
                  November 1, 1998 and April 30, 1998...................     4

                Consolidated Statements of Cash Flows --
                  Two fiscal quarters ended November 1, 1998 and
                  November 2, 1997......................................     5

                Notes to the Consolidated Financial Statements..........  6-13

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................... 14-24


PART II. OTHER INFORMATION

   Item 1.    Legal Proceedings.........................................    25

   Item 5.    Other Information.........................................    25

   Item 6.    Exhibits and Reports on Form 8-K..........................    25


SIGNATURES..............................................................    26

                                (Page 2 of 30)

                       PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        NEWBRIDGE NETWORKS CORPORATION

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

        (Canadian dollars, amounts in thousands except per share data)
                                  (Unaudited)

                                                  Fiscal quarters ended     Two fiscal quarters ended
                                                --------------------------  --------------------------
                                                 November 1,   November 2,   November 1,   November 2,
                                                    1998          1997          1998          1997
                                                ------------  ------------  ------------  ------------
Sales                                              $456,781      $432,169      $882,837      $866,907

Cost of sales                                       189,324       159,801       365,886       320,531
                                                   --------      --------      --------      --------
Gross margin                                        267,457       272,368       516,951       546,376

Expenses
  Selling, general and administrative               134,831       123,402       263,870       247,259
  Research and development                           63,541        66,169       130,697       125,852
  Layer 2 switching end of life (Note 6)             37,928            --        37,928            --
  Asia Pacific resources relocation (Note 7)          6,532            --         6,532            --
                                                   --------      --------      --------      --------
Income from operations                               24,625        82,797        77,924       173,265

Interest income                                       6,761         2,792        13,372         5,814
Interest expense on long term obligations            (6,775)         (207)      (13,478)         (491)
Gain on sale of ACC (Note 8)                        128,336            --       128,336            --
Write down of investments (Note 9)                  (61,484)           --       (61,484)           --
Other expenses                                       (4,007)       (2,957)       (6,440)       (5,142)
                                                   --------      --------      --------      --------
Earnings before income taxes
  and non-controlling interest                       87,456        82,425       138,230       173,446

Provision for income taxes                           35,844        24,324        50,822        51,358

Non-controlling interest                             (1,702)          108        (1,426)         (259)
                                                   --------      --------      --------      --------
Net earnings                                         53,314        57,993        88,834       122,347

Retained earnings, beginning of the period          785,350       832,502       749,830       768,148
                                                   --------      --------      --------      --------
Retained earnings, end of the period               $838,664      $890,495      $838,664      $890,495
                                                   ========      ========      ========      ========
Earnings per share (Note 10)
  Basic                                               $0.30         $0.33         $0.50         $0.70
  Fully diluted                                       $0.30         $0.33         $0.50         $0.69

Weighted average number of shares
  Basic                                             176,766       174,733       176,430       173,830
  Fully diluted                                     176,766       190,516       176,430       189,783

       See accompanying Notes to the Consolidated Financial Statements.
                                (Page 3 of 30)

                        NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)

                                                              November 1,   April 30,
                                                                 1998         1998
                                                             ------------  ----------
                                                             (unaudited)
ASSETS

Cash and cash equivalents (Note 2)                            $  761,277   $  499,278
Accounts receivable, net of provision for returns and
  doubtful accounts of $14,069 (April 30, 1998 - $13,067)        408,282      428,527
Inventories (Note 3)                                             175,928      196,285
Prepaid expenses and other current assets                         81,688       77,600
                                                              ----------   ----------

                                                               1,427,175    1,201,690

Property, plant and equipment                                    498,302      450,735
Goodwill (Note 4)                                                 42,910       72,719
Software development costs                                        32,109       28,299
Future tax benefits                                               67,246       50,443
Other assets                                                     197,932      162,939
                                                              ----------   ----------

                                                              $2,265,674   $1,966,825
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                            $  144,529   $  127,040
  Accrued liabilities                                            191,403      118,771
  Income taxes                                                        --        5,851
  Current portion of long term obligations                         2,600        4,136
                                                              ----------   ----------

                                                                 338,532      255,798

Long term obligations                                            404,060      383,311
Future tax obligations                                           103,372       71,197
Non-controlling interest                                          18,919       22,899
                                                              ----------   ----------

                                                                 864,883      733,205
                                                              ----------   ----------

Common shares - 176,877,423 outstanding
  (April 30, 1998 - 175,686,083 outstanding)                     484,638      456,510
Accumulated foreign currency translation adjustment               77,489       27,280
Retained earnings                                                838,664      749,830
                                                              ----------   ----------

                                                               1,400,791    1,233,620
                                                              ----------   ----------

                                                              $2,265,674   $1,966,825
                                                              ==========   ==========

       See accompanying Notes to the Consolidated Financial Statements.
                                (Page 4 of 30)

                        NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Canadian dollars in thousands)
                                  (Unaudited)

                                                     Two fiscal quarters ended
                                                    ---------------------------
                                                      November 1,   November 2,
                                                         1998          1997
                                                    -------------  ------------
OPERATING ACTIVITIES

Net earnings                                           $  88,834     $ 122,347

Items not affecting cash
  Amortization                                            82,399        60,004
  Future income tax benefits and obligations              18,330        19,021
  Non-controlling interest                                (1,404)       (2,278)
  Layer 2 switching end of life                           37,928            --
  Asia Pacific resource relocation                         6,532            --
  Gain on sale of ACC                                   (128,336)           --
  Write down of investments                               58,678            --
  Other                                                      700         4,359

Cash effect of changes in:
  Accounts receivable                                    (10,127)      (25,206)
  Inventories                                             12,038       (49,857)
  Prepaid expenses and other current assets              (20,367)      (34,916)
  Accounts payable and accrued liabilities                20,956        (3,117)
  Income taxes                                            (4,109)       23,802
                                                       ---------     ---------

                                                         162,052        66,255
                                                       ---------     ---------
INVESTING ACTIVITIES

Additions to property, plant and equipment              (120,396)     (125,006)
Proceeds from sale of ACC                                255,708            --
Acquisition of subsidiaries                                   --        (5,260)
Capitalized software development costs                   (10,428)       (7,235)
Additions to other assets                                (69,437)      (30,115)
                                                       ---------     ---------

                                                          55,447      (167,616)
                                                       ---------      --------
FINANCING ACTIVITIES

Issue of common shares                                    26,883        80,531
Increase in long term obligations                         29,104         4,060
Repayment of long term obligations                        (7,739)       (5,192)
                                                       ---------     ---------

                                                          48,248        79,399
                                                       ---------     ---------
Increase (decrease) in cash and cash equivalents         265,747       (21,962)
Effect of foreign currency translation on cash            (3,748)        5,573
                                                       ---------     ---------

                                                         261,999       (16,389)
Cash and cash equivalents, beginning of period           499,278       333,904
                                                       ---------     ---------

Cash and cash equivalents, end of period               $ 761,277     $ 317,515
                                                       =========     =========

       See accompanying Notes to the Consolidated Financial Statements.
                                (Page 5 of 30)

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

The results of operations for the second fiscal quarter and two fiscal quarters ended November 1, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending May 2, 1999.


2.  CASH AND CASH EQUIVALENTS

Components of cash and cash equivalents are:

                                                November 1,  April 30,
                                                   1998        1998
                                                -----------  ---------

 Cash                                              $639,034   $467,464
 Held to maturity marketable securities
  Maturing within one year:
    Corporate debt securities                       115,681     22,447

 Available for sale marketable securities
   Equity securities                                  6,562      9,367
                                                   --------   --------
                                                   $761,277   $499,278
                                                   ========   ========


Held to maturity marketable securities are investments with original maturities of three months or more. Available for sale marketable securities are common shares of publicly traded companies acquired upon the Company's disposition of minority interests in privately held companies. Under U.S. GAAP, marketable securities would be disclosed as a separate caption on the Consolidated Balance Sheets.
                                (Page 6 of 30)

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

                                                                                    Two fiscal quarters ended
                                                                                    -------------------------
                                                                                    November 1,   November 2,
                                                                                       1998          1997
                                                                                    -----------   -----------
 Investing activities in short
  term marketable securities:

   Held to maturity securities
    Maturities                                                                         $    326     $ 156,386
    Purchases                                                                           (93,560)      (50,018)
                                                                                       --------     ---------
                                                                                        (93,234)      106,368
   Available for sale securities
    Sales                                                                                 2,805           569
                                                                                       --------     ---------
                                                                                        (90,429)      106,937
 Investing activities, as reported                                                       55,447      (167,616)
                                                                                       --------     ---------

 Investing activities, U.S. GAAP                                                       $(34,982)    $ (60,679)
                                                                                       ========     =========

 Net increase (decrease) in cash and cash equivalents, as reported                     $261,999     $ (16,389)

 Investing activities in short term marketable securities                               (90,429)      106,937
                                                                                       --------     ---------

 Increase in cash and cash equivalents, U.S. GAAP                                      $171,570     $  90,548
                                                                                       ========     =========

3.  INVENTORIES

                                       November 1,   April 30,
                                          1998          1998
                                        --------     ---------
              Finished goods            $112,509     $ 129,850
              Work in process             17,752        18,178
              Raw materials               45,667        48,257
                                        --------     ---------

                                        $175,928     $ 196,285
                                        ========     =========

                                (Page 7 of 30)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


4.  GOODWILL

                                  November 1,   April 30,
                                      1998         1998
                                  ------------  ----------

      Goodwill                        $48,857    $ 83,817
      Accumulated amortization         (5,947)    (11,098)
                                      -------    --------

                                      $42,910    $ 72,719
                                      =======    ========

5.  COMPREHENSIVE INCOME

The Company has adopted the United States Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires disclosure of Comprehensive Income which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income includes items that cause changes in shareholders' equity but are not related to share capital or net earnings which, in the Company's case, comprises only foreign currency translation adjustment.

                                           Fiscal quarters ended    Two fiscal quarters ended
                                          ------------------------  -------------------------
                                          November 1,  November 2,  November 1,  November 2,
                                             1998         1997         1998         1997
                                          -----------  -----------  -----------  ------------
  Comprehensive income for the period:

     Net earnings                             $53,314      $57,993     $ 88,834     $122,347
     Other comprehensive income
       Foreign currency translation
         adjustment                            26,228       23,806     $ 50,209       13,739
                                              -------      -------     --------     --------

     Comprehensive income                     $79,542      $81,799     $139,043     $136,086
                                              =======      =======     ========     ========

6.  LAYER 2 SWITCHING END OF LIFE

In the second quarter of fiscal 1999 ended November 1, 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of its determination to enhance the focus on the Company's dominant and more profitable products. This program creates impairment losses associated with certain assets deployed in this business (predominantly inventory) and obligations related to fulfilling previous customer commitments. The program associated with meeting these obligations is expected to be substantially completed by the end of fiscal 1999.
                                (Page 8 of 30)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


7.  ASIA PACIFIC RESOURCES RELOCATION

In the second quarter of fiscal 1999 ended November 1, 1998, the Company commenced the process of relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge of $6,532,000 incurred in the second fiscal quarter reflects involuntary termination benefits, lease cancellation penalties and other direct costs associated with executing the transition. Additional costs associated with the relocation, estimated at $9,000,000, have been have been excluded from the charge recorded in the second fiscal quarter and will be expensed in subsequent quarters as incurred. These costs are expected to include moving personnel and equipment, recruiting employees in Hong Kong, retention payments to employees not being relocated but required to support the transition, and facilities expansion in Asia Pacific.

8.  SALE OF ADVANCED COMPUTER COMMUNICATIONS (ACC)

In October 1998, the Company completed the sale of its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of US$167,319,000 million (Cdn$258,308,000). The Company recorded a gain of Cdn$128,336,000 in the second quarter of fiscal 1999 related to the sale.

Because the transaction was completed at the end of October 1998, ACC's results of operations were consolidated with the Company's results for the second fiscal quarter ended November 1, 1998. The results of operations and the financial position of ACC were not significant relative to the Company's consolidated results of operations and financial position for all fiscal periods presented.

9.  WRITE DOWN OF INVESTMENTS

The Company evaluates on an ongoing basis the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value of these investments. In the second quarter of fiscal 1999 the Company determined that the values of certain investee companies were impaired based on the market valuations associated with recent equity transactions in those companies and that deteriorating economic conditions in certain regions caused impairment of the investments in other investee companies. The Company recognized a write down of $61,484,000 in the second quarter of fiscal 1999 associated with these impairments.
                                (Page 9 of 30)

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

                                         Fiscal quarters ended    Two fiscal quarters ended
                                        ------------------------  -------------------------
                                        November 1,  November 2,  November 1,  November 2,
                                           1998         1997         1998         1997
                                        -----------  -----------  -----------  ------------
Earnings per share
     Basic                                 $   0.30     $   0.33     $   0.50     $   0.70
                                           ========     ========     ========     ========
     Diluted                               $   0.30     $   0.32     $   0.49     $   0.68
                                           ========     ========     ========     ========

Earnings per share - in U.S. dollars
     Basic                                 $   0.20     $   0.24     $   0.34     $   0.51
                                           ========     ========     ========     ========
     Diluted                               $   0.20     $   0.23     $   0.33     $   0.49
                                           ========     ========     ========     ========

Weighted average number of shares
     Basic                                  176,766      174,733      176,430      173,830
                                           ========     ========     ========     ========
     Diluted                                176,766      182,728      180,663      181,036
                                           ========     ========     ========     ========

                                (Page 10 of 30)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


11.  BUSINESS SEGMENT INFORMATION

Management organizes the Company into four principal operating segments for making operating decisions and assessing performance. The four operating segments comprise three sales and support organizations (North and South America, Europe Middle East and Africa, and Asia Pacific) and one Corporate resource group which develops and manufactures products, provides marketing and operational support and makes strategic investments. Revenues generated by the Corporate group are predominantly derived from the consolidation of non-wholly owned subsidiaries. Effective in the first quarter of fiscal 1999 the three sales and support organizations are no longer responsible for general and administrative activities with these activities now managed by the Corporate group. Prior periods presented have been restated to reflect this change.

                                          Fiscal quarters ended      Two fiscal quarters ended
                                        --------------------------  ---------------------------
                                        November 1,   November 2,   November 1,    November 2,
                                            1998          1997          1998          1997
                                        ------------  ------------  ------------  -------------
NORTH AND SOUTH AMERICA
  Sales                                   $ 190,943     $ 175,838     $ 379,609      $ 340,291
  Cost of sales and expenses                 96,470        93,786       187,364        190,639
                                          ---------     ---------     ---------      ---------
  Operating contribution                     94,473        82,052       192,245        149,652
                                          ---------     ---------     ---------      ---------

EUROPE, MIDDLE EAST AND AFRICA
  Sales                                   $ 144,904     $ 134,496     $ 276,799      $ 282,283
  Cost of sales and expenses                 75,166        65,397       137,630        131,318
                                          ---------     ---------     ---------      ---------
  Operating contribution                     69,738        69,099       139,169        150,965
                                          ---------     ---------     ---------      ---------

ASIA PACIFIC
  Sales                                   $  61,729     $  75,899     $ 120,806      $ 155,436
  Cost of sales and expenses                 32,904        32,651        63,208         65,167
                                          ---------     ---------     ---------      ---------
  Operating contribution                     28,825        43,248        57,598         90,269
                                          ---------     ---------     ---------      ---------

CORPORATE
  Sales                                   $  59,205     $  45,936     $ 105,623      $  88,897
  Cost of sales and expenses                183,156       157,538       372,251        306,518
                                          ---------     ---------     ---------      ---------
  Operating contribution                   (123,951)     (111,602)     (266,628)      (217,621)
                                          ---------     ---------     ---------      ---------

TOTAL
  Sales                                   $ 456,781     $ 432,169     $ 882,837      $ 866,907
  Cost of sales and expenses                387,696       349,372       760,453        693,642
                                          ---------     ---------     ---------      ---------
  Operating contribution                     69,085        82,797       122,384        173,265
  Layer 2 switching end of life             (37,928)           --       (37,928)            --
  Asia Pacific resources relocation          (6,532)           --        (6,532)            --
                                          ---------     ---------     ---------      ---------
  Income from operations                     24,625        82,797        77,924        173,265

  Gain on sale of ACC (Note 8)              128,336            --       128,336             --
  Write down of investments (Note 9)        (61,484)           --       (61,484)            --
  Other expenses                             (4,021)         (372)       (6,546)           181
  Provision for income taxes                (35,844)      (24,324)      (50,822)       (51,358)
  Non-controlling interest                    1,702          (108)        1,426            259
                                          ---------     ---------     ---------      ---------
  Net earnings                            $  53,314     $  57,993     $  88,834      $ 122,347
                                          =========     =========     =========      =========

                                (Page 11 of 30)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


11.  LITIGATION

In the fourth quarter of fiscal 1998 the Company reached an agreement in principle to settle the class action lawsuit which was filed in United States District Court in Washington, D.C. during the fiscal year ended April 30, 1995. The lawsuit purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law. The Court entered an order and final judgment approving the settlement and dismissing the lawsuit with prejudice on October 23, 1998. The Company recorded the expense in connection with the settlement of $2,642,000 in the fourth quarter of fiscal 1998 representing the direct costs incurred.

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

From time to time, the Company receives notifications that it is or may be infringing the intellectual property rights of third parties. There can be no assurance that any such claims or potential claims will not require the Company to enter into license agreements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.


12.  SUBSEQUENT EVENT

On December 9, 1998 the Company announced that it has agreed to sell its minority ownership position in Cambrian Systems Corporation to Northern Telecom Limited for cash proceeds of approximately US$90,000,000. The proceeds exclude potential earn-out payments of approximately US$23,000,000 payments which are to be received by the Company if certain specified financial performance targets are met. The Company will record a non-recurring gain in the third quarter of fiscal 1999 associated with the transaction.
                                (Page 12 of 30)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet and requires that the instruments be recorded at fair value. SFAS 133 is effective for fiscal periods beginning after June 15, 1999. The Company is currently assessing the impact that SFAS 133 will have on its financial statements.
                                (Page 13 of 30)

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

During the second quarter ended November 1, 1998, the Company sold its majority equity interest in Advanced Computer Communications ("ACC"), a manufacturer of local area network equipment based in Santa Barbara, California, for cash consideration of $258,308,000. Because the transaction was completed at the end of October 1998, ACC's results of operations were consolidated with the Company's results for the second fiscal quarter ended November 1, 1998. The results of operations and the financial position of ACC were not significant relative to the Company's consolidated results of operations and financial position for all fiscal periods presented.


RESULTS OF OPERATIONS

Sales increased in the second quarter of fiscal 1999 ended November 1, 1998 by 6% compared to sales in the second quarter of fiscal 1998 ended November 2, 1997. Sales for the first six months of fiscal 1999 increased by 2% over sales for the first six months of fiscal 1998. The increase in sales was more than offset by a decline in the gross margin as a percentage of sales and an increase in operating expenses, resulting in net earnings of $53,314,000 for the second quarter of fiscal 1999, a decrease of 8% from net earnings for the second quarter of fiscal 1998, and net earnings of $88,834,000 for the first six months of fiscal 1999, a decrease of 27% from net earnings for the first six months of fiscal 1998.

SALES
                                           Fiscal Quarters Ended                Two Fiscal Quarters Ended
                                       -----------------------------          ----------------------------
                                        Nov 1,     Nov 2,      %               Nov 1,    Nov 2,       %
                                         1998       1997    Increase            1998      1997    Increase
                                       --------   --------  --------          --------  --------  --------
                                                        (Canadian dollars in thousands)
 Sales                                 $456,781   $432,169       6%           $882,837  $866,907       2%
                                       ========   ========                    ========  ========

Growth in sales in the second quarter and first six months of fiscal 1999 compared to the second quarter and first six months of fiscal 1998 was principally due to an increase in sales of products based on packet technologies for wide area network applications (WAN Packet products), partially offset by a decline in revenues from products based on packet technologies for local area network applications (LAN Packet products).

Sales of WAN Packet products grew approximately 25% in the second quarter and first six months of fiscal 1999 as compared to the second quarter and first six months of fiscal 1998. Sales of WAN Packet products represented over 50% of total product sales in the second quarter and first six months of fiscal 1999, compared to approximately 40% of total product sales in the second quarter and first six months of fiscal 1998.

                                (Page 14 of 30)

Product line enhancements and new product lines introduced in fiscal 1997 and 1998 resulted in increased sales, predominantly through increased acceptance and demand by carriers throughout the world for the Company's asynchronous transfer mode (ATM) products.

Sales of circuit switched networking products in the second quarter and first six months of fiscal 1999 were approximately the same as sales in the second quarter and first six months of fiscal 1998. Sales of these networking products have been and are expected to be subject to potential declines and quarterly variability as customers throughout the world increasingly adopt packet technologies.

LAN Packet product revenues have declined by approximately 65% in the first six months of fiscal 1999 as compared to the first six months of fiscal 1998. The decline was the result of sharp decreases in revenue derived from products associated with the former Ungermann-Bass Networks Inc. ("UB") organization, which the Company acquired in January 1997. The Company restructured its activities in the LAN business, including the former UB, in the third quarter of fiscal 1998. In the second quarter and first six months of fiscal 1999, sales of LAN Packet products represented less than 5% of total revenues.

The Company expects the proportion of sales derived from WAN Packet products to continue to increase relative to sales derived from circuit switched networking products in fiscal 1999 when compared to fiscal 1998. As a result, sales growth may be impeded due to longer sales cycles often associated with the adoption of newer, less established technologies.

The Company's sales in the second quarter and first six months of fiscal 1999 to carriers for applications that provide a range of value-added services, such as Virtual Private Networks (VPNs), wide area network support and Internet access, and for resale to end users represented 75% of total sales and 73% of sales, respectively, as compared to 70% in the second quarter of fiscal 1998 and 67% in the first six months of fiscal 1998. The proportion of revenue derived from carriers increased relative to the second quarter and first six months of fiscal 1998 due to the decline in revenues of former UB Networks products, which largely serve enterprise customers. Deliveries to original equipment manufacturers (OEMs) for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales in the second quarter and first six months of fiscal 1999 and fiscal 1998. Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 15% of total sales for the second quarter and first six months of fiscal 1999 as compared to 18% of sales in the second quarter of fiscal 1998 and 19% of sales for the first six months of fiscal 1998.

The sales increase in the second quarter of fiscal 1999 relative to the second quarter of fiscal 1998 reflects sales increases in the Americas Region (consisting of North and South America) and the European Region (consisting of Europe, the Middle East and Africa), net of a decline in sales in the Asia Pacific Region due to the recent downturn in economic activity in that region. The sales increase for the first six months of fiscal 1999 over sales for the first six months of fiscal 1998 was the result of an increase in the Americas Region, net of a decline in sales in the European Region associated with the sharp decline in sales of former UB products and a decline in sales in the Asia Pacific Region due to the recent economic downturn. All business regions achieved revenue growth in the second quarter of fiscal 1999 over the first quarter of fiscal 1999.

The Company derives a significant portion of its sales from products shipped against orders received in each fiscal quarter and from products shipped against firm purchase orders released in that fiscal quarter. As is prevalent in emerging segments of the networking industry, a disproportionate amount of the Company's shipments occur in the third month of each fiscal quarter. In addition, customers have the ability to revise or cancel orders and change delivery

                                (Page 15 of 30)
schedules without significant penalty. As a result, the Company operates without significant backlog and schedules some production and budgets expenses based on forecasts of sales, which are difficult to predict. Unforeseen delays in product deliveries or closing large sales, introductions of new products by the Company or its competitors, seasonal patterns of customer capital expenditures or other conditions affecting the networking industry in particular or the economy generally during any fiscal quarter could cause quarterly revenue and, to a greater degree, net earnings, to vary greatly. Quarterly operating results are consequently difficult to predict, even towards the end of a given fiscal quarter.

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. During the second quarter of fiscal 1999, the decrease in the value of the Canadian dollar against the Pound Sterling and the U.S. dollar, relative to exchange rates for the second quarter of fiscal 1998, resulted in a 7% or $33,405,000 positive variance in reported sales as compared to the second quarter of fiscal 1998. During the first six months of fiscal 1999, the decrease in the value of the Canadian dollar against the Pound Sterling and the U.S. dollar, relative to exchange rates for the first six months of fiscal 1998, resulted in a 6% or $47,818,000 positive variance in reported sales as compared to the first six months of fiscal 1998. As substantial portions of the Company's cost of sales and other expenses are also incurred in U.S. dollars and Pounds Sterling, the variations in rates of exchange did not result in a material variance in net earnings for the second quarter and first six months of fiscal 1999.

COST OF SALES AND GROSS MARGIN

                                      Fiscal Quarters Ended    Two Fiscal Quarters Ended
                                      ---------------------    -------------------------
                                        Nov 1,      Nov 2,        Nov 1,         Nov 2,
                                         1998        1997          1998           1997
                                      ---------    --------    -----------      --------
                                                (Canadian dollars in thousands)
 Gross margin                          $267,457    $272,368       $516,951      $546,376
                                       ========    ========       ========      ========

 As % of sales                           59%         63%            59%           63%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin as a percentage of sales declined in the second quarter and first six months of fiscal 1999 relative to the second quarter and first six months of fiscal 1998 as the result of a decline in the proportion of revenues from circuit switched networking products, which carry gross margins above the average gross margins earned on the Company's other products, as well as the result of increased competition on product pricing, particularly in the market for products based on packet technologies.
                                (Page 16 of 30)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                              Fiscal Quarters Ended             Two Fiscal Quarters Ended
                                     --------------------------------------  ---------------------------------
                                       Nov 1,       Nov 2,          %           Nov 1,      Nov 2,       %
                                        1998         1997       Increase         1998        1997    Increase
                                     -----------  ----------  -------------  ------------  --------  ---------
                                                        (Canadian dollars in thousands)
Selling, general and
and administrative                     $134,831    $123,402            9%       $263,870   $247,259       7%
                                       ========    ========                     ========   ========

 As % of sales                               30%         29%                          30%        29%

Selling, general and administrative expenses increased in the second quarter and first six months of fiscal 1999 relative to the second quarter and first six months of fiscal 1998 principally as a result of increased remuneration costs associated with annual salary increases as well as depreciation costs associated with upgrading the information technology infrastructure.

The increase in selling, general and administrative expenses as a percentage of sales in the second quarter and first six months of fiscal 1999 over the second quarter and first six months of fiscal 1998 resulted from the increase in expenditures relative to the comparatively lower increase in revenues over the same periods. Management anticipates that selling, general and administrative expenses as a percentage of sales will decline in fiscal 1999 relative to fiscal 1998.


RESEARCH AND DEVELOPMENT

                                           Fiscal Quarters Ended               Two Fiscal Quarters Ended
                                       -----------------------------       ---------------------------------
                                        Nov 1,     Nov 2,      %            Nov 1,        Nov 2,       %
                                         1998       1997    Increase         1998          1997     Increase
                                       --------   -------   --------       --------      --------   --------
                                                        (Canadian dollars in thousands)
 Gross research and
  development expenditures             $ 87,096   $77,479        12%       $170,842      $148,296       15%

 Investment tax credits                 (10,257)   (8,600)       19%        (19,369)      (17,000)      14%

 Customer, government
   and other funding                    (11,397)   (1,435)      694%        (17,011)       (2,937)     479%

 Net deferral (amortization) of
   software development costs            (1,901)   (1,275)       49%         (3,765)       (2,507)      50%
                                       --------   -------                  --------      --------

 Net research and
  development expenses                 $ 63,541   $66,169        (4%)      $130,697      $125,852        4%
                                       ========   =======                  ========      ========

 Gross expenditures
  as a % of sales                            19%       18%                       19%           17%

 Recoveries as a %
  of gross expenditures                      27%       15%                       23%           15%

 Net expenses as a % of sales                14%       15%                       15%           15%

                                (Page 17 of 30)

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. The increased gross research and development expenditures in the second quarter and first six months of fiscal 1999 relative to the second quarter and first six months of fiscal 1998 reflect spending to expand the breadth of network solutions for new value-added service capabilities and access technologies, particularly with respect to ATM platforms and network and service management software in carrier and carrier access applications. The majority of the increase resulted from annual salary increases for engineering staff and increased depreciation associated with capital expenditures.

Recoveries increased as a percentage of gross expenditures in the second quarter and first six months of fiscal 1999 compared to the second quarter and first six months of fiscal 1998 due to an increase in customer, government and other funding. The increase in customer, government and other funding is mainly as a result of funding secured for the Company's wireless access product initiative. Based on Management's estimates of the proportion of fiscal 1999 gross research and development expenditures to be incurred in Canada and therefore eligible for investment tax credits, and current levels of committed and expected funding, Management expects the level of recoveries as a percentage of gross research and development expenditures in fiscal 1999 to exceed the level in fiscal 1998.

The markets for the Company's products are characterized by continuing technological change. The Company plans to increase gross research and development expenditures in fiscal 1999 relative to fiscal 1998 to address the requirements of carriers as they invest in new infrastructures to meet the challenges of growing demand for new communications services and increased competition.

LAYER 2 SWITCHING END OF LIFE

In the second quarter of fiscal 1999 ended November 1, 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of its determination to enhance the focus on the Company's dominant and more profitable products. This program creates impairment losses associated with certain assets deployed in this business (predominantly inventory) and obligations related to fulfilling previous customer commitments. The program associated with meeting these obligations is expected to be substantially completed by the end of fiscal 1999.


ASIA PACIFIC RESOURCES RELOCATION

In the second quarter of fiscal 1999 ended November 1, 1998, the Company commenced the process of relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge of $6,532,000 incurred in the second fiscal quarter reflects involuntary termination benefits, lease cancellation penalties and other direct costs associated with executing the transition. Additional costs associated with the relocation, estimated at $9,000,000, have been have been excluded from the charge recorded in the second fiscal quarter and will be expensed in subsequent quarters as incurred. These costs are expected to include moving personnel and equipment, recruiting employees in Hong Kong, retention payments to employees not being relocated but required to support the transition, and facilities expansion in Asia Pacific.
                                (Page 18 of 30)

INTEREST AND OTHER EXPENSES

                                           Fiscal Quarters Ended           Two Fiscal Quarters Ended
                                      ------------------------------    --------------------------------
                                       Nov 1,    Nov 2,       %          Nov 1,      Nov 2,        %
                                        1998      1997     Increase       1998        1997      Increase
                                      -------   -------   ----------    --------   ----------   --------
                                                        (Canadian dollars in thousands)
 Interest income                      $ 6,761   $ 2,792          142%   $ 13,372      $ 5,814        130%

 Interest expense on
  long term obligations                (6,775)     (207)        3173%    (13,478)        (491)      2645%

 Other expenses                        (4,007)   (2,957)          36%     (6,440)      (5,142)        25%


Interest income and interest expense on long term obligations for the second quarter and first six months of fiscal 1999 both increased compared to the second quarter and first six months of fiscal 1998 primarily as a result of interest income earned and interest expense incurred on the proceeds of the issuance of US$225,000,000 of Senior Notes due 2003 at the end of the fourth quarter of fiscal 1998. Other expenses represented less than 1% of sales in the second quarter and first six months of fiscal 1999 and fiscal 1998.

SALE OF ADVANCED COMPUTER COMMUNICATIONS (ACC)

In October 1998, the Company completed the sale of its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of US$167,319,000 million (Cdn$258,308,000). The Company recorded a gain of Cdn$128,336,000 in the second quarter of fiscal 1999 related to the sale.

Because the transaction was completed at the end of October 1998, ACC's results of operations were consolidated with the Company's results for the second fiscal quarter ended November 1, 1998. The results of operations and the financial position of ACC were not significant relative to the Company's consolidated results of operations and financial position for all fiscal periods presented.


WRITE DOWN OF INVESTMENTS

The Company evaluates on an ongoing basis the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value of these investments. In the second quarter of fiscal 1999 the Company determined that the values of certain investee companies were impaired based on the market valuations associated with recent equity transactions in those companies and that deteriorating economic conditions in certain regions caused impairment of the investments in other investee companies. The Company recognized a write down of $61,484,000 in the second quarter of fiscal 1999 associated with these impairments.

                                (Page 19 of 30)

INCOME TAXES

                                          Fiscal Quarter Ended     Two Fiscal Quarters Ended
                                          --------------------     --------------------------
                                            Nov 1,     Nov 2,          Nov 1,      Nov 2,
                                             1998       1997            1998        1997
                                            ------     ------          ------      ------
 Income tax rate                                41%       30%             37%         30%
 Income tax rate, excluding
   non-recurring gains and charges              30%       30%             30%         30%

The income tax rates for the second quarter and first six months of fiscal 1999 exceed the rates for the second quarter and first six months of fiscal 1998 due to the income tax on various non-recurring gains and charges reported in the second quarter of fiscal 1999. See "Net Earnings" below. Excluding the impact of these non-recurring gains and charges, the income tax rates reported in the second quarter and first six months of fiscal 1999 are consistent with the corresponding periods in fiscal 1998. The composite rates of income tax for the second quarter and first six months of fiscal 1999 and the second quarter and first six months of fiscal 1998 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rates of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate because of the availability of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.


NON-CONTROLLING INTEREST

The non-controlling interests' share of subsidiary net losses of $1,702,000 in the second quarter of fiscal 1999 and $1,426,000 in the first six months of fiscal 1999 relate principally to losses incurred by ACC. The non-controlling interests' share of subsidiary income of $108,000 in the second quarter of fiscal 1998 and the non-controlling interests' share of subsidiary net losses of $259,000 in the first six months of fiscal 1998 were derived principally from the activities of Transistemas S.A., an Argentine systems integrator of networking products.

                                (Page 20 of 30)

NET EARNINGS

                                                     Fiscal quarters ended  Two fiscal quarters ended
                                                     ---------------------  -------------------------
                                                       Nov 1,       Nov 2,      Nov 1,         Nov 2,
                                                        1998         1997       1998           1997
                                                     ---------     -------  -----------      --------
  Net earnings                                       $  53,314     $57,993    $  88,834      $122,347

  Non recurring gains and charges
     Layer 2 switching end of life                      37,928          --       37,928            --
     Asia Pacific resources relocation                   6,532          --        6,532            --
     Gain on sale of ACC                              (128,336)         --     (128,336)           --
     Investment write down                              61,484          --       61,484            --
     Provision for income taxes on
       non-recurring gains and charges                  16,650          --       16,650            --
                                                     ---------     -------    ---------      --------

  Pro forma net earnings, excluding
   non-recurring gains and charges                   $  47,572     $57,993    $  83,092      $122,347
                                                     =========     =======    =========      ========

  Pro forma net earnings, excluding non-recurring
   gains and charges, as a percent of sales                 10%         13%           9%           14%

  Pro forma net earnings, excluding non-recurring gains and charges, per share

   Canadian GAAP
     Basic                                           $    0.27     $  0.33    $    0.47      $   0.70
     Fully Diluted                                   $    0.27     $  0.33    $    0.47      $   0.69

   U.S. GAAP
     Basic                                           $    0.27     $  0.33    $    0.47      $   0.70
     Diluted                                         $    0.27     $  0.32    $    0.46      $   0.68
     Diluted - US                                  US$    0.18   US$  0.23  US$    0.31    US$   0.49

Net earnings of $53,314,000 for the second quarter and $88,834,000 for the first six months of fiscal 1999 represented declines of 8% and 27% from the respective corresponding periods in fiscal 1998. The declines were primarily associated with declines in the gross margin expressed as a percentage of sales and increases in operating expenses that more than offset the impact of sales increases in the second quarter and first six months of fiscal 1999 as compared to the second quarter and first six months of fiscal 1998. Net earnings in the second quarter and first six months of fiscal 1999 included a non-recurring gain on the sale of ACC, and three non-recurring charges related to the discontinuance of Layer 2 switching products, the relocation of resources to the Asia Pacific region and a write down of investments held by the Company.

Net earnings for the second quarter for fiscal 1999 on a pro forma basis, excluding non-recurring gains and charges, were $47,572,000 compared to net earnings of $57,993,000 for the second quarter of fiscal 1998. The decline in pro forma net earnings, excluding non-recurring gains and charges, was due to the increase of $11,429,000 in selling, general and administrative expenses and the decline of 4% in the gross margin expressed as a percentage of sales, offset partially by the increase of 6% in sales compared to the second quarter of fiscal 1998.

Net earnings for the first six months for fiscal 1999 on a pro forma basis, excluding non-recurring gains and charges, were $83,092,000 compared to net earnings of $122,347,000 for the first six

                                (Page 21 of 30)
months of fiscal 1998. The decline in pro forma net earnings, excluding non-recurring gains and charges, was due to the increase of $16,611,000 in selling, general and administrative expenses, the increase of $4,845,000 in research and development expenses and the decline of 4% in the gross margin as a percentage of sales, offset partially by the increase of 2% in sales compared to the first six months of fiscal 1998.


FINANCIAL CONDITION

During the first six months of fiscal 1999 ended November 1, 1998, working capital increased from $945,892,000 to $1,008,643,000. The Company's cash and equivalents of $761,277,000 represented an increase of $261,999,000 during the first six months of fiscal 1999, due mainly to the Company's sale of ACC which yielded proceeds of $258,308,000 and cash from stock option exercises of $26,883,000. Cash flow from operations of $162,052,000 during the first six months of fiscal 1999, due mainly to net earnings of $88,834,000 and improvements in certain working capital ratios, was more than offset by additions to property, plant and equipment of $120,396,000 and additions to other assets of $34,993,000.

Two principal components of the Company's working capital are accounts receivable and inventory. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $177,702,000, primarily with banks in Canada, the United Kingdom, the United States, Chile and Brazil. At November 1, 1998, $6,137,000 was being utilized under these credit facilities, all of which was attributable to Coasin S.A. and Acacia S.A. The Company has a 51% equity interest in each of Coasin S.A. and Acacia S.A.

In October 1998, the Company completed the sale of its majority ownership position in Advanced Computer Communications to Telefonaktiebolaget LM Ericsson for cash proceeds of US$167,319,000 million (Cdn$258,308,000).

On December 9, 1998 the Company announced that it has agreed to sell its minority ownership position in Cambrian Systems Corporation to Northern Telecom Limited for cash proceeds of approximately US$90,000,000. The proceeds exclude potential earn-out payments of approximately US$23,000,000 payments which are to be received by the Company if certain specified financial performance targets are met.

Management anticipates that the level of capital expenditures for fiscal 1999 will be approximately the same as capital expenditures incurred in fiscal 1998. The Company may also increase its current investments in associated companies. The Company intends to fund capital expenditures and investments with existing cash and cash expected to be generated from operations during fiscal 1999, supplemented as appropriate by divestitures or the issuance of shares or debt. In addition, the Company may use a portion of its cash resources to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

Management believes that the Company's liquidity in the form of existing cash resources, its credit facilities, as well as cash generated from operations and financing activities, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 1999 and into the foreseeable future.

                                (Page 22 of 30)

YEAR 2000 DATE COMPLIANCE

The Company acknowledges the Year 2000 transition as a serious business issue and is committed to addressing the challenge of becoming Year 2000 date compliant. The Company's program ("Year 2000 Date Compliance"), established in May 1997, addresses compliance both externally, to our customers, suppliers, and other associates, and internally for the Company's systems and procedures. The program continues to receive sponsorship and support from the highest levels of the Company's Management and regular progress meetings are conducted, including formal quarterly reports to the President of the Company. Despite the extensive efforts dedicated to the program, there can be no assurance that all Year 2000 Date Compliance activities will be completed before problems associated with the Year 2000 transition potentially occur.

Various formal messages for conveying Year 2000 Date Compliance information to customers and other external parties have been developed for Company products.

 .  Year 2000 Date Compliance Statement to Customers, which indicates how the
   Company interprets "Year 2000 Date Compliance";

 . The Year 2000 Date Compliance Requirements Specification, which sets forth for evaluation of products for Year 2000 Date Compliance;

 .  Year 2000 Date Compliance Product List, which lists the Year 2000 Date
   Compliance characterization for the majority of the Company's products and releases, including many "discontinued" product offerings.

The Company has completed the evaluation of its major product offerings. The majority of products have been classified as either Compliant, having Compliant versions currently available or are Date Compliance Not Applicable. The majority of older or "discontinued" product offerings have been reviewed, with certain offerings found to be Non-Compliant, and others that will not be evaluated for Year 2000 Date Compliance. All the formal messages and Year 2000 Date Compliance Additional Notes are available on the Company's world wide web site at http://www.newbridge.com/year2000/index.html.

All operating groups within the Company are addressing the Year 2000 date compliance issue as it pertains to assessment, remediation and testing of information technology (IT) systems and non-IT systems both internal and external to their organizations. The costs incurred by each operating group are financed internally by those groups within the framework of their operating budgets and are assumed not to cause any change in the structure of the Company's financial results (operating expenses as a percentage of sales, for example). Incremental spending on the Year 2000 date compliance issue is limited to specific program costs which are outside of the normal course of business and are necessitated purely as a result of Year 2000 date compliance. For example, the Company's operating groups regularly update IT infrastructure in order to better service their customers and operate more efficiently; the fact that a normal course upgrade moves the organization to a Year 2000 compliant system is obviously beneficial to achieving Company-wide compliance but the cost is not considered to be incremental to the Company's normal spending. Incremental spending incurred in fiscal periods reported to date and projected to be spent in fiscal 1999 and fiscal 2000 associated with the Year 2000 transition represent less than 1% of the Company's revenues and expected revenues. There can be no assurance that these costs will not be greater than anticipated, however, as the Company progresses through its program greater certainty

                                (Page 23 of 30)
regarding costs, particularly related to remediation and contingency plans for identified risks, will be possible.

The Company introduced a formal supplier contact process in March 1998 and the subsequent assessment of Year 2000 responses is active with priority allocated to critical suppliers. The process of obtaining information on Year 2000 date compliance from certain suppliers has not been completed.

The Company is still assessing the potential impact of Year 2000 date compliance on its suppliers and customers and is currently not able to fully determine the effect on its operations and financial condition if key suppliers or customers do not adequately prepare for Year 2000 date compliance transition on a timely basis. Failure of suppliers on which the Company relies or customers to address this issue in a timely manner could result in a material financial risk to the Company. As a result, the Company is actively undertaking Year 2000 Date Compliance contingency planning as an integral part of the overall program. Included in the contingency plan the Company is addressing the service and support requirements for its customers over the Year 2000 rollover period.

                                (Page 24 of 30)

                         PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the fourth quarter of fiscal 1998 the Company reached an agreement in principle to settle the class action lawsuit which was filed in United States District Court in Washington, D.C. during the fiscal year ended April30, 1995. The lawsuit purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law. The Court entered an order and final judgment approving the settlement and dismissing the lawsuit with prejudice on October 23, 1998. The Company recorded the expense in connection with the settlement of $2,642,000 in the fourth quarter of fiscal 1998 representing the direct costs incurred.

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

From time to time, the Company receives notifications that it is or may be infringing the intellectual property rights of third parties. There can be no assurance that any such claims or potential claims will not require the Company to enter into license agreements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

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


                                (Page 25 of 30)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NEWBRIDGE NETWORKS CORPORATION
                                    (Registrant)



Date: December 9, 1998     By:  /s/Terence H. Matthews
                                ----------------------
                                Terence H. Matthews,
                                Chairman of the Board of
                                Directors and Chief
                                Executive Officer



Date: December 9, 1998     By:  /s/Kenneth B. Wigglesworth
                                --------------------------
                                KENNETH B. WIGGLESWORTH,
                                Vice President,
                                Chief Financial Officer


                                (Page 26 of 30)

                                 EXHIBIT INDEX

                                                                Page No.
                                                                --------
11.1    Computation of earnings per share under accounting
          principles generally accepted in Canada.............   28

11.2    Computation of earnings per share under accounting
          principles generally accepted in the United States..   29

27      Financial data schedule...............................   30



                                (Page 27 of 30)