Form 10-Q
period 1999-01-31
NEWBRIDGE NETWORKS CORP
filed 1999-03-17
CIK 827301

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended January 31, 1999



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

The number of Common Shares of the registrant outstanding as at March 10, 1999 was 179,051,436.


                       (Exhibit index located on page 29)


                                (Page 1 of 32)

                         NEWBRIDGE NETWORKS CORPORATION


                               TABLE OF CONTENTS


                                                                                   Page No.
                                                                                   --------

PART I.  FINANCIAL INFORMATION
  Item 1.   Financial Statements

              Consolidated Statements of Earnings and Retained
              Earnings -- Fiscal quarters and three fiscal quarters
              ended January 31, 1999 and February 1, 1998...........................    3

              Consolidated Balance Sheets --
              January 31, 1999 and April 30, 1998...................................    4

              Consolidated Statements of Cash Flows --
              Three fiscal quarters ended January 31, 1999
              and February 1, 1998..................................................    5

              Notes to the Consolidated Financial Statements........................ 6-14

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................15-26


PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings.......................................................  27

  Item 5.   Other Information.......................................................  27

  Item 6.   Exhibits and Reports on Form 8-K........................................  27


SIGNATURES..........................................................................  28

                                (Page 2 of 32)

                       PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         NEWBRIDGE NETWORKS CORPORATION

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

         (Canadian dollars, amounts in thousands except per share data)
                                  (Unaudited)

                                                  Fiscal quarters ended      Three fiscal quarters ended
                                                --------------------------  -----------------------------
                                                January 31,   February 1,    January 31,     February 1,
                                                    1999          1998           1999           1998
                                                ------------  ------------  --------------  -------------
Sales                                              $450,753      $358,520      $1,333,590     $1,225,427

Cost of sales                                       187,962       144,813         553,848        465,344
                                                   --------     ---------      ----------     ----------

Gross margin                                        262,791       213,707         779,742        760,083

Expenses
  Selling, general and administrative               129,630       120,082         393,500        367,341
  Research and development                           65,191        66,308         195,888        192,160
  Layer 2 switching end of life (Note 7)                 --            --          37,928             --
  Asia Pacific resources relocation (Note 8)             --            --           6,532             --
  Restructuring costs (Note 9)                           --       181,444              --        181,444
  Amortization of purchased research and
     development in process (Note 10)                    --        26,381              --         26,381
                                                   --------     ---------      ----------     ----------

Income (loss) from operations                        67,970      (180,508)        145,894         (7,243)

Interest income                                      10,472         2,067          23,844          7,881
Interest expense on long term obligations            (7,633)         (625)        (21,111)        (1,116)
Net gain on investments (Note 11)                   116,182        47,960         183,034         47,960
Other expenses                                       (3,702)       (1,958)        (10,142)        (7,100)
                                                   --------     ---------      ----------     ----------

Earnings (loss) before income taxes
  and non-controlling interest                      183,289      (133,064)        321,519         40,382

Provision for income taxes                           62,019         9,457         112,841         60,815

Non-controlling interest                              1,151         1,762            (275)         1,503
                                                   --------     ---------      ----------     ----------

Net earnings (loss)                                 120,119      (144,283)        208,953        (21,936)

Retained earnings, beginning of the period          838,664       890,495         749,830        768,148
                                                   --------     ---------      ----------     ----------

Retained earnings, end of the period               $958,783      $746,212      $  958,783     $  746,212
                                                   ========     =========      ==========     ==========

Earnings (loss) per share (Note 12)
  Basic                                            $   0.68      $  (0.82)     $     1.18     $    (0.13)
  Fully diluted                                    $   0.64      $  (0.82)     $     1.16     $    (0.13)

Weighted average number of shares
  Basic                                             177,596       175,376         176,814        174,338
  Fully diluted                                     199,951       175,376         198,028        174,338

        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 3 of 32)

                         NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)

                                                             January 31,   April 30,
                                                                 1999         1998
                                                             ------------  ----------
                                                             (unaudited)
ASSETS

Cash and cash equivalents (Note 2)                            $  929,005   $  499,278
Accounts receivable, net of provision for returns and
  doubtful accounts of $15,236 (April 30, 1998 - $13,067)        436,230      428,527
Inventories (Note 3)                                             192,890      196,285
Prepaid expenses and other current assets                         84,629       77,600
                                                              ----------   ----------
                                                               1,642,754    1,201,690

Property, plant and equipment                                    491,218      450,735
Goodwill (Note 4)                                                 42,190       72,719
Software development costs                                        34,009       28,299
Future tax benefits                                               63,427       50,443
Other assets (Note 5)                                            210,169      162,939
                                                              ----------   ----------
                                                              $2,483,767   $1,966,825
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                            $  149,749   $  127,040
  Accrued liabilities                                            195,084      118,771
  Income taxes                                                    43,488        5,851
  Current portion of long term obligations                         2,682        4,136
                                                              ----------   ----------
                                                                 391,003      255,798

Long term obligations                                            409,060      383,311
Future tax obligations                                           120,473       71,197
Non-controlling interest                                          20,042       22,899
                                                              ----------   ----------

                                                                 940,578      733,205
                                                              ----------   ----------

Common shares - 178,579,303 outstanding
  (April 30, 1998 - 175,686,083 outstanding)                     528,548      456,510
Accumulated foreign currency translation adjustment               55,858       27,280
Retained earnings                                                958,783      749,830
                                                              ----------   ----------
                                                               1,543,189    1,233,620
                                                              ----------   ----------
                                                              $2,483,767   $1,966,825
                                                              ==========   ==========

        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 4 of 32)

                         NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Canadian dollars in thousands)
                                  (Unaudited)

                                                              Three fiscal quarters ended
                                                             -----------------------------
                                                              January 31,     February 1,
                                                                  1999           1998
                                                             --------------  -------------
OPERATING ACTIVITIES

Net earnings (loss)                                              $ 208,953      $ (21,936)

Items not affecting cash
  Amortization                                                     134,177         91,746
  Future tax benefits and obligations                               39,801         35,817
  Non-controlling interest                                            (254)          (516)
  Layer 2 switching end of life                                     37,928             --
  Asia Pacific resources relocation                                  6,532             --
  Restructuring costs                                                   --        181,444
  Amortization of purchased research
   and development in process                                           --         26,381
  Net gain on investments                                         (185,840)       (47,960)
  Other                                                                413            189

Cash effect of changes in:
  Accounts receivable                                              (46,421)        (8,607)
  Inventories                                                      (13,229)       (97,552)
  Prepaid expenses and other current assets                        (27,200)       (16,559)
  Accounts payable and accrued liabilities                          18,960        (25,332)
  Income taxes                                                      41,973        (51,093)
                                                                 ---------      ---------
                                                                   215,793         66,022
                                                                 ---------      ---------
INVESTING ACTIVITIES

Additions to property, plant and equipment                        (165,772)      (205,134)
Proceeds from sale of investments                                  434,612         66,672
Acquisition of subsidiaries,
  excluding cash acquired                                               --        (58,936)
Capitalized software development costs                             (15,614)       (11,505)
Additions to other assets                                         (127,975)       (93,791)
                                                                 ---------      ---------
                                                                   125,251       (302,694)
                                                                 ---------      ---------
FINANCING ACTIVITIES

Issue of common shares                                              69,625         83,787
Increase in long term obligations                                   43,149         54,445
Repayment of long term obligations                                 (16,231)        (8,811)
                                                                 ---------      ---------
                                                                    96,543        129,421
                                                                 ---------      ---------
Increase (decrease) in cash and cash equivalents                   437,587       (107,251)
Effect of foreign currency translation on cash                      (7,860)         5,605
Cash from acquisition of subsidiaries                                   --          1,875
                                                                 ---------      ---------
                                                                   429,727        (99,771)
Cash and cash equivalents, beginning of period                     499,278        333,904
                                                                 ---------      ---------
Cash and cash equivalents, end of period                         $ 929,005      $ 234,133
                                                                 =========      =========

        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 5 of 32)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Newbridge Networks Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. These accounting principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, the write off of purchased research and development in process, as disclosed in
Note 10, and the method of calculation of earnings per share, as disclosed in
Note 12.

In the opinion of Management, the unaudited interim consolidated financial statements reflect all normal and recurring adjustments considered necessary for fair presentation.

The results of operations for the third fiscal quarter and three fiscal quarters ended January 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending May 2, 1999.


2.  CASH AND CASH EQUIVALENTS
Components of cash and cash equivalents are:
                                                                          January 31,  April 30,
                                                                             1999        1998
                                                                          -----------  ---------

     Cash                                                                    $690,331   $467,464
     Held to maturity marketable securities
       Maturing within one year:
         Corporate debt securities                                            238,624     22,447

     Available for sale marketable securities
       Equity securities                                                           50      9,367
                                                                             --------  ---------
                                                                             $929,005   $499,278
                                                                             ========  =========

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

                                (Page 6 of 32)

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

                                                                           Three fiscal quarters ended
                                                                          -----------------------------
                                                                           January 31,     February 1,
                                                                               1999           1998
                                                                          --------------  -------------
     Investing activities in short
      term marketable securities:

       Held to maturity securities
          Maturities                                                          $ 103,369      $ 186,282
          Purchases                                                            (319,546)       (50,797)
                                                                              ---------      ---------
                                                                               (216,177)       135,485
       Available for sale securities
          Sales                                                                   9,317            569
          Purchases                                                                  --         (6,098)
                                                                              ---------      ---------
                                                                               (206,860)       129,956
     Investing activities, as reported                                          125,251       (302,694)
                                                                              ---------      ---------
     Investing activities, U.S. GAAP                                          $ (81,609)     $(172,738)
                                                                              =========      =========
     Net increase (decrease) in cash and cash equivalents, as reported        $ 429,727      $ (99,771)

     Investing activities in short term marketable securities                  (206,860)       129,956
                                                                              ---------      ---------
     Net increase in cash and cash equivalents, U.S. GAAP                     $ 222,867      $  30,185
                                                                              =========      =========

3.  INVENTORIES
                                                                            January 31,      April 30,
                                                                               1999             1998
                                                                            -----------      ---------

      Finished goods                                                          $ 127,143      $ 129,850
      Work in process                                                            16,144         18,178
      Raw materials                                                              49,603         48,257
                                                                              ---------      ---------
                                                                              $ 192,890      $ 196,285
                                                                              =========      =========

4.  GOODWILL

                                                                            January 31,      April 30,
                                                                               1999             1998
                                                                            -----------      ---------
      Goodwill                                                                $  48,857      $  83,817
      Accumulated amortization                                                   (6,667)       (11,098)
                                                                              ---------      ---------
                                                                              $  42,190      $  72,719
                                                                              =========      =========

                                (Page 7 of 32)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

5.  OTHER ASSETS

                                                                          January 31,  April 30,
                                                                             1999        1998
                                                                          ----------  ---------
      Long term investments
       Accounted for by the equity method                                    $ 34,922   $ 30,163
       Accounted for by the cost method                                       135,964    103,980
                                                                             --------  ---------

                                                                              170,886    134,143
      Other Assets                                                             39,283     28,796
                                                                             --------  ---------

                                                                             $210,169   $162,939
                                                                             ========  =========

Investments in associated companies over which the Company has significant influence are accounted for by the equity method and, as a result, the carrying value equals the Company's proportionate share of the shareholders' equity of the investee company. Investees which the Company does not control or have significant influence over are accounted for by the cost method. In accordance with Canadian and U.S. GAAP, the carrying value of long term investments in common shares that are publicly traded or privately held are not adjusted to reflect increases in fair value.



6.  COMPREHENSIVE INCOME

The Company has adopted the United States Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires disclosure of Comprehensive Income which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income includes items that cause changes in shareholders' equity but are not related to share capital or net earnings which, for the Company, comprises only foreign currency translation adjustment.


                                            Fiscal quarters ended     Three fiscal quarters ended
                                          --------------------------  ----------------------------
                                          January 31,   February 1,    January 31,    February 1,
                                              1999          1998          1999           1998
                                          ------------  ------------  -------------  -------------

  Comprehensive income for the period:

     Net earnings                            $120,119     $(144,283)       $208,953      $(21,936)
     Other comprehensive income:
       Foreign currency translation
         adjustment                           (21,631)        8,920        $ 28,578        22,659
                                             --------     ---------        --------      --------

     Comprehensive income                    $ 98,488     $(135,363)       $237,531      $    723
                                             ========     =========        ========      ========

7.  LAYER 2 SWITCHING END OF LIFE

In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of its determination to enhance the focus on the Company's dominant and more profitable products. This program created impairment losses associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments. The program associated with meeting these obligations is expected to be substantially completed by the end of fiscal 1999.

                                (Page 8 of 32)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

8.  ASIA PACIFIC RESOURCES RELOCATION

In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge of $6,532,000 incurred in October 1998 reflects involuntary termination benefits, lease cancellation penalties and other direct costs associated with the transition. Additional costs related to the transfer of personnel and equipment, the recruitment of new staff and the expansion of facilities in Hong Kong are being expensed as incurred. These additional costs were not significant in the second or third quarter of fiscal 1999.


9.  RESTRUCTURING COSTS

In November 1997, the Company restructured its activities relating to its LAN business. The restructuring plan involved the formation of a strategic alliance with a company strongly positioned in the LAN business, and the reduction of the Company's direct participation, and related costs, in the LAN business. In repositioning the way in which the Company addressed the LAN market, the restructuring plan created impairment losses on certain assets associated with the LAN business and liabilities associated with restructuring activities. Accordingly, the Company recognized restructuring costs of $181,444,000 in the third quarter of fiscal 1998. The restructuring plan is substantially completed.


10.  AMORTIZATION OF PURCHASED RESEARCH AND DEVELOPMENT IN PROCESS

In November 1997, the Company acquired a 49.9% equity interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for asynchronous transfer mode ("ATM") networks, for cash consideration of $53,676,000. The majority of the purchase price ($52,762,000) was allocated to purchased research and development in process. The amount allocated to purchased research and development in process was determined through valuation techniques common in the high technology industry. Under accounting principles generally accepted in Canada, the purchased research and development in process was amortized on a straight line basis over its estimated useful life of six months. Under U.S. GAAP, purchased research and development in process acquired by the Company was written off at the time of acquisition. The determination of net earnings (loss) under U.S. GAAP is as follows.

                                            Fiscal quarters ended    Three fiscal quarters ended
                                          -------------------------  ----------------------------
                                          January 31,  February 1,    January 31,    February 1,
                                             1999          1998          1999           1998
                                          -----------  ------------  -------------  -------------
Net earnings (loss), as reported
 under Canadian GAAP                         $120,119    $(144,283)       $208,953      $(21,936)

Add back:
 Amortization of research and
  development in process                           --       26,381              --        26,381

Less:
 Write off of research and development
  in process                                       --      (52,762)             --       (52,762)
                                            ---------    ---------      ----------      --------

Net earnings (loss), U.S. GAAP               $120,119    $(170,664)       $208,953      $(48,317)
                                            =========    =========      ==========      ========

                                (Page 9 of 32)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

11.  NET GAIN ON INVESTMENTS
                                         Fiscal quarter ended     Three fiscal quarters ended
                                       -------------------------  ----------------------------
                                       January 31,   February 1,   January 31,    February 1,
                                           1999         1998           1999           1998
                                       ------------  -----------  --------------  ------------

  Cambrian Systems Corporation            $128,893       $    --       $128,893        $    --
  Vienna Systems Corporation                15,846            --         15,846             --
  Advanced Computer Communications              --            --        128,336             --
  Broadband Networks Inc.                       --        47,960             --         47,960
  West End Systems Corp.                   (19,994)           --        (33,521)            --
  Investment impairment write downs         (8,563)           --        (56,520)            --
                                          --------       -------       --------       --------
                                          $116,182       $47,960       $183,034        $47,960
                                          ========       =======       ========       ========

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Northern Telecom Limited ("Nortel") for cash proceeds of US$93,739,000 (Cdn$144,303,000). The proceeds exclude potential earn-out payments of approximately US$23,000,000 which are to be received by the Company if certain specified financial performance targets are met by Cambrian.

In December 1998, the Company sold its minority ownership position in Vienna Systems Corporation to Nokia Corporation for cash proceeds of Cdn$39,716,000.

In October 1998, the Company completed the sale of its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of US$167,319,000 (Cdn$258,308,000).

In January 1998, the Company sold its minority interest in Broadband Networks Inc. to Nortel for proceeds of $66,672,000. The proceeds received included cash of $23,775,000 and Nortel shares valued at $42,897,000.

On February 10, 1999 West End Systems Corp., a manufacturer of access and transmission products for the communications and cable television industries, filed an assignment in bankruptcy under the Canadian Bankruptcy and Insolvency Act. As a result, the Company recorded losses related to the Company's minority ownership position in West End Systems Corp. and unsecured trade accounts outstanding.

The Company evaluates on an ongoing basis the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value of these investments. The Company determined that the values of certain investee companies were impaired based on these considerations and recognized write downs of $8,563,000 in the third quarter of fiscal 1999 and $56,520,000 in the first nine months of fiscal 1999 associated with these impairments.

                                (Page 10 of 32)

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

Under U.S. GAAP, basic earnings per share has been calculated as net earnings for the period divided by the daily weighted average number of Common Shares outstanding during the period, consistent with the calculation of basic earnings per share under accounting principles generally accepted in Canada. Diluted earnings per share is calculated using the treasury stock method. Earnings per share in U.S. dollars is disclosed for the convenience of the reader. The exchange rates used for translation are based on the average of the daily noon buying rates for Canadian dollars in U.S. dollars as reported by the Federal Reserve Bank of New York. The calculation of earnings per share under U.S. GAAP is as follows.

                                               Fiscal quarters ended      Three fiscal quarters ended
                                             -------------------------    ----------------------------
                                              January 31,  February 1,      January 31,    February 1,
                                                1999          1998            1999           1998
                                             -----------  ------------    -----------      -----------
Net earnings (loss), U.S. GAAP (Note  10)       $120,119    $(170,664)       $208,953       $(48,317)
                                                ========    =========        ========       ========

Earnings per share
     Basic                                      $   0.68    $   (0.97)       $   1.18       $  (0.28)
                                                ========    =========        ========       ========
     Diluted                                    $   0.66    $   (0.97)       $   1.18       $  (0.28)
                                                ========    =========        ========       ========

Earnings per share - in U.S. dollars
     Basic                                      $   0.44    $   (0.68)       $   0.78       $  (0.20)
                                                ========    =========        ========       ========
     Diluted                                    $   0.43    $   (0.68)       $   0.78       $  (0.20)
                                                ========    =========        ========       ========

Weighted average number of shares
     Basic                                       177,596      175,376         176,814        174,338
                                                ========    =========        ========       ========
     Diluted                                     182,030      175,376         176,814        174,338
                                                ========    =========        ========       ========

                                (Page 11 of 32)

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


13.  BUSINESS SEGMENT INFORMATION

Management organizes the Company into four principal operating segments for making operating decisions and assessing performance. The four operating segments comprise three sales and support organizations (North and South America, Europe Middle East and Africa, and Asia Pacific) and one Corporate resources group which develops and manufactures products, provides marketing and operational support and makes strategic investments. Revenues generated by the Corporate group are predominantly derived from the consolidation of non-wholly owned subsidiaries. Effective in the first quarter of fiscal 1999, the three sales and support organizations are no longer responsible for general and administrative activities with these activities now managed by the Corporate group. Prior periods presented have been restated to reflect this change.

                                          Fiscal quarters ended      Three fiscal quarters ended
                                        --------------------------  -----------------------------
                                        January 31,   February 1,    January 31,     February 1,
                                            1999          1998           1999           1998
                                        ------------  ------------  --------------  -------------
NORTH AND SOUTH AMERICA
  Sales                                   $ 201,135     $ 133,419      $  580,744     $  473,710
  Cost of sales and expenses                104,275        79,693         291,639        270,332
                                          ---------     ---------      ----------     ----------
  Operating contribution                     96,860        53,726         289,105        203,378
                                          ---------     ---------      ----------     ----------
EUROPE, MIDDLE EAST AND AFRICA
  Sales                                   $ 151,017     $ 107,659      $  427,816     $  389,942
  Cost of sales and expenses                 78,263        62,368         215,893        193,686
                                          ---------     ---------      ----------     ----------
  Operating contribution                     72,754        45,291         211,923        196,256
                                          ---------     ---------      ----------     ----------
ASIA PACIFIC
  Sales                                   $  64,239     $  64,049      $  185,045     $  219,485
  Cost of sales and expenses                 34,498        32,193          97,706         97,360
                                          ---------     ---------      ----------     ----------
  Operating contribution                     29,741        31,856          87,339        122,125
                                          ---------     ---------      ----------     ----------
CORPORATE
  Sales                                   $  34,362     $  53,393      $  139,985     $  142,290
  Cost of sales and expenses                165,747       156,949         537,998        463,467
                                          ---------     ---------      ----------     ----------
  Operating contribution                   (131,385)     (103,556)       (398,013)      (321,177)
                                          ---------     ---------      ----------     ----------
TOTAL
  Sales                                   $ 450,753     $ 358,520      $1,333,590     $1,225,427
  Cost of sales and expenses                382,783       331,203       1,143,236      1,024,845
                                          ---------     ---------      ----------     ----------
  Operating contribution                     67,970        27,317         190,354        200,582
  Layer 2 switching end of life                  --            --         (37,928)            --
  Asia Pacific resources relocation              --            --          (6,532)            --
  Restructuring costs                            --      (181,444)             --       (181,444)
  Amortization of purchased research
     and development in process                  --       (26,381)             --        (26,381)
                                          ---------     ---------      ----------     ----------
  Income (loss) from operations              67,970      (180,508)        145,894         (7,243)

  Net gain on investments                   116,182        47,960         183,034         47,960
  Net interest and other expenses              (863)         (516)         (7,409)          (335)
  Provision for income taxes                (62,019)       (9,457)       (112,841)       (60,815)
  Non-controlling interest                   (1,151)       (1,762)            275         (1,503)
                                          ---------     ---------      ----------     ----------
  Net earnings (loss)                     $ 120,119     $(144,283)     $  208,953     $  (21,936)
                                          =========     =========      ==========     ==========

                                (Page 12 of 32)

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


15.  SUBSEQUENT EVENT

In February 1999, the Company agreed to sell a portion of its minority ownership position in Tundra Semiconductor Corporation ("Tundra") as part of an initial and secondary public offering by Tundra. The Company will record a non-recurring gain in the fourth quarter of fiscal 1999 associated with the transaction.

                                (Page 13 of 32)

                          NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


16.  RECENT ACCOUNTING PRONOUNCEMENTS

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

                                (Page 14 of 32)

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


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items in the Company's Consolidated Statements of Earnings.

                                             Fiscal quarters ended    Three fiscal quarters ended
                                            -----------------------  -----------------------------
                                              Jan 31,      Feb 1,       Jan 31,         Feb 1,
                                               1999         1998          1999           1998
                                            -----------  ----------  --------------  -------------
  Sales                                          100.0%      100.0%          100.0%         100.0%
  Cost of sales                                   41.7        40.4            41.5           38.0
                                                 -----      ------           -----          -----
  Gross margin                                    58.3        59.6            58.5           62.0

  Expenses
     Selling, general and administrative          28.8        33.5            29.5           30.0
     Research and development                     14.4        18.5            14.7           15.6
     Layer 2 switching end of life                  --          --             2.9             --
     Asia Pacific resources relocation              --          --             0.5             --
     Restructuring costs                            --        50.6              --           14.8
     Amortization of purchased research
       and development in process                   --         7.3              --            2.2
                                                 -----      ------           -----          -----

  Income (loss) from operations                   15.1       (50.3)           10.9           (0.6)

  Interest income, net                             0.6         0.4             0.2            0.6
  Net gain on investments                         25.8        13.3            13.7            3.9
  Other expenses                                  (0.8)       (0.5)           (0.7)          (0.6)
                                                 -----      ------           -----          -----

  Earnings (loss) before income taxes
     and non-controlling interest                 40.7       (37.1)           24.1            3.3

  Provision for income taxes                      13.8         2.6             8.4            5.0

  Non-controlling interest                         0.3         0.5             0.0            0.1
                                                 -----      ------           -----          -----
  Net earnings (loss)                             26.6%     (40.2)%           15.7%         (1.8)%
                                                 =====      ======           =====          =====

                                (Page 15 of 32)

SALES

                                         Fiscal Quarters Ended            Three Fiscal Quarters Ended
                                     -----------------------------     --------------------------------
                                      Jan 31,    Feb 1,      %          Jan 31,      Feb 1,        %
                                       1999      1998     Increase       1999        1998       Increase
                                     --------  --------   --------     ----------  ----------  --------
                                                   (Canadian dollars in thousands)
 Sales                               $450,753  $358,520     26%         $1,333,590  $1,225,427    9%
                                     ========  ========                 ==========  ==========

The increase in sales in the third quarter and first nine months of fiscal 1999 compared to the third quarter and first nine months of fiscal 1998 was principally due to an increase in sales of products based on packet technologies for wide area network applications (WAN Packet products), partially offset by a decline in revenues from products based on packet technologies for local area network applications (LAN Packet products).

Sales for the third quarter of fiscal 1999 of $450,753,000 represented a 1% decline compared to sales of $456,781,000 for the second quarter of fiscal 1999. The decline was principally the result of revenue declines throughout Latin America and in China of the Company's circuit switched networking products.

The following table illustrates, for the periods indicated, the percentage of sales that comprise each of the Company's major product lines.

                                  Fiscal quarters ended    Three fiscal quarters ended
                                 -----------------------  -----------------------------
                                   Jan 31,      Feb 1,       Jan 31,         Feb 1,
                                    1999         1998          1999           1998
                                 -----------  ----------  --------------  -------------
  WAN Packet                             62%         50%             56%            45%
  Circuit switched networking            37          37              41             42
  LAN Packet                              1          13               3             13
                                       ----        ----            ----           ----
                                        100%        100%            100%           100%
                                       ====        ====            ====           ====

Sales of WAN Packet products grew approximately 55% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 and approximately 37% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. Growth in sales of WAN Packet products was predominantly the result of increased acceptance and demand by carriers throughout the world for the Company's asynchronous transfer mode (ATM) products.

Sales of circuit switched networking products in the third quarter of fiscal 1999 increased 25% relative to sales in the third quarter of fiscal 1998 and sales for the first nine months of fiscal 1999 increased 4% relative to sales in the comparable period of fiscal 1998. Sales of these networking products have been and are expected to be subject to potential declines and quarterly variability as customers throughout the world increasingly adopt packet technologies.

LAN Packet product revenues declined approximately 71% in the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998. The decline was the result of sharp decreases in revenue derived from products associated with the former Ungermann-Bass Networks Inc. ("UB") organization, which the Company acquired in January 1997. The Company previously restructured its activities in the LAN business, including the former UB, in the third quarter of fiscal 1998 and instituted an end of life program in the second quarter of fiscal 1999 to discontinue the sale and development of LAN Layer 2 Switching products.

The Company expects the proportion of sales derived from WAN Packet products to continue to increase relative to sales derived from circuit switched networking products in fiscal 1999 when compared to fiscal 1998. As a result, sales growth may be impeded due to longer sales cycles often associated with the adoption of newer, less established technologies.

                                (Page 16 of 32)

The Company sells its products to carriers for applications that provide a range of value-added services, such as Virtual Private Networks (VPNs), wide area network support and Internet access, and for resale to end users. Sales to carriers and enterprises as a percentage of total sales were as follows.

                            Fiscal quarters ended    Three fiscal quarters ended
                           -----------------------  -----------------------------
                             Jan 31,      Feb 1,       Jan 31,         Feb 1,
                              1999         1998          1999           1998
                           -----------  ----------  --------------  -------------
  Carriers                         75%         70%             74%            68%
  Enterprises                      25          30              26             32
                                 ----        ----            ----           ----
                                  100%        100%            100%           100%
                                 ====        ====            ====           ====

  Sales to Siemens A.G.            20%         16%             16%            19%
                                 ====        ====            ====           ====

The proportion of revenue derived from carriers in the third quarter and first nine months of fiscal 1999 increased relative to the comparable periods of fiscal 1998 due to the decline in revenues of former UB Networks products, which largely serve enterprise customers. Deliveries to original equipment manufacturers (OEMs) for carrier customers and deliveries under certain large contracts with carriers contributed significantly to sales in the third quarter and first nine months of fiscal 1999 and fiscal 1998. Sales to Siemens A.G. and subsidiaries were generally under OEM arrangements for resale to end users.

The following table sets forth, for the periods indicated, the percentage of consolidated sales derived by sales management in each of the principal geographic regions in which the Company operates.

                          Fiscal quarters ended    Three fiscal quarters ended
                         -----------------------  -----------------------------
                           Jan 31,      Feb 1,       Jan 31,         Feb 1,
                            1999         1998          1999           1998
                         -----------  ----------  --------------  -------------
  Americas Region                52%         52%             52%            50%
  European Region                34          29              33             31
  Asia Pacific Region            14          19              15             19
                               ----        ----            ----           ----
                                100%        100%            100%           100%
                               ====        ====            ====           ====

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. The decrease in exchange rates of the Canadian dollar for the Pound Sterling and the U.S. dollar during the third quarter of fiscal 1999, relative to exchange rates during the third quarter of fiscal 1998, resulted in a 6% or $19,962,000 positive variance in reported sales as compared to the third quarter of fiscal 1998. During the first nine months of fiscal 1999, the decrease in exchange rates of the Canadian dollar for the Pound Sterling and the U.S. dollar, relative to exchange rates for the first nine months of fiscal 1998, resulted in a 6% or $67,780,000 positive variance in reported sales as compared to the first nine months of fiscal 1998. As substantial portions of the Company's cost of sales and other expenses are also incurred in U.S. dollars and Pounds Sterling, the variations in rates of exchange did not result in a material variance in net earnings for the third quarter and first nine months of fiscal 1999.

The Company derives a significant portion of its sales from products shipped against orders received in each fiscal quarter and from products shipped against firm purchase orders released in that fiscal quarter. As is prevalent in emerging segments of the networking industry, a disproportionate amount of the Company's shipments occur in the third month of each fiscal quarter. In addition, customers have the ability to revise or cancel orders and change delivery schedules without significant penalty. As a result, the Company operates without significant backlog and schedules some production and budgets expenses based on forecasts of sales, which are

                                (Page 17 of 32)
difficult to predict. Unforeseen delays in product deliveries or closing large sales, introductions of new products by the Company or its competitors, seasonal patterns of customer capital expenditures or other conditions affecting the networking industry in particular or the economy generally during any fiscal quarter could cause quarterly revenue and, to a greater degree, net earnings, to vary greatly. Quarterly operating results are consequently difficult to predict, even towards the end of a given fiscal quarter.

The Company may be subject to sales fluctuations toward the end of calendar 1999 as customer buying patterns may be influenced by the issue of Year 2000 date compliance. Sales mix shifts may occur due to customers limiting their purchases of networking equipment to products that they have already tested for Year 2000 Compliance within their networks, which would shift sales mix away from emerging product offerings and software upgrades. Sales declines could result if customers decide to delay expansion of their networks to after January 1, 2000. The majority of the Company's current product offerings have Year 2000 Compliant versions available and all emerging offerings are designed to be Year 2000 Compliant, so the Company does not anticipate significant sales fluctuations associated with Year 2000 date compliance. The Company will have a better indication of potential fluctuations in the second half of calendar 1999. Discussion of the Company's program for ensuring that all of its products are Year 2000 date compliant is outlined in the "Year 2000 Date Compliance" section of this report.


COST OF SALES AND GROSS MARGIN

                                       Fiscal Quarters Ended                  Three Fiscal Quarters Ended
                                       ---------------------                  --------------------------
                                        Jan 31,      Feb 1,                       Jan 31,     Feb 1,
                                         1999        1998                          1999       1998
                                       --------    --------                      --------   --------
                                                        (Canadian dollars in thousands)
 Gross margin                          $262,791    $213,707                      $779,742   $760,083
                                       ========    ========                      ========   ========

 As % of sales                               58%         60%                           58%        62%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin as a percentage of sales declined in the third quarter and first nine months of fiscal 1999 relative to the third quarter and first nine months of fiscal 1998 due to lower average selling prices as a result of increased competition on product pricing, particularly in the market for products based on packet technologies.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                          Fiscal Quarters Ended         Three Fiscal Quarters Ended
                                     -------------------------------  -------------------------------
                                      Jan 31,    Feb 1,        %       Jan 31,    Feb 1,        %
                                       1999       1998     Increase     1999       1998     Increase
                                     ---------  ---------  ---------  ---------  ---------  ---------
                                                  (Canadian dollars in thousands)
Selling, general and
and administrative                   $129,630   $120,082      8%      $393,500   $367,341      7%
                                     ========   ========              ========   ========
 As % of sales                             29%        33%                   30%        30%

Selling, general and administrative expenses increased in the third quarter and first nine months of fiscal 1999 relative to the third quarter and first nine months of fiscal 1998 principally as a result of increased remuneration costs associated with salary increases as well as the addition of sales, marketing and technical support personnel, amortization costs associated with upgrading the

                                (Page 18 of 32)
information technology infrastructure, and increased marketing costs related to the introduction of new products and expanded advertising programs.

The decrease in selling, general and administrative expenses as a percentage of sales in the third quarter of fiscal 1999 over the third quarter of fiscal 1998 is a result of the lower percentage increase in expenditures as compared to the larger percentage increase in revenues over the same period. Management anticipates that selling, general and administrative expenses as a percentage of sales will decline in fiscal 1999 relative to fiscal 1998.

RESEARCH AND DEVELOPMENT

                                              Fiscal Quarters Ended          Three Fiscal Quarters Ended
                                         -------------------------------    ------------------------------
                                          Jan 31,      Feb 1,     %           Jan 31,    Feb 1,      %
                                           1999         1998   Increase        1999      1998     Increase
                                         --------    --------  ---------    --------   --------   --------

                                                            (Canadian dollars in thousands)
 Gross research and
  development expenditures                $83,039     $77,519       7%      $253,881   $225,815      12%

 Investment tax credits                    (9,215)     (8,969)      3%       (28,584)   (25,969)     10%

 Customer, government
   and other funding                       (6,733)       (886)    660%       (23,744)    (3,823)    521%

 Net deferral of software
   development costs                       (1,900)     (1,356)     40%        (5,665)    (3,863)     47%
                                          -------     -------               --------   --------

 Net research and
  development expenses                    $65,191     $66,308      (2%)     $195,888   $192,160       2%
                                          =======     =======               ========   ========

 Gross expenditures
  as a % of sales                              18%         22%                    19%        18%

 Recoveries as a %
  of gross expenditures                        21%         14%                    23%        15%

 Net expenses as a % of sales                  14%         18%                    15%        16%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. The increased gross research and development expenditures in the third quarter and first nine months of fiscal 1999 relative to the third quarter and first nine months of fiscal 1998 reflect spending to expand the breadth of network solutions for new value-added service capabilities and access technologies, particularly with respect to ATM and Internet Protocol (IP) technologies and network and service management software in carrier and carrier access applications. The majority of the increase resulted from salary increases for engineering staff and increased amortization associated with capital expenditures.

Recoveries increased as a percentage of gross expenditures in the third quarter and first nine months of fiscal 1999 compared to the third quarter and first nine months of fiscal 1998 due to an increase in customer, government and other funding. The increase in customer, government and other funding is mainly as a result of funding secured for the Company's wireless access product initiative. Based on Management's estimates of the proportion of fiscal 1999 gross research and development expenditures to be incurred in Canada and therefore eligible for investment tax credits, and current levels of committed and expected funding, Management expects the level of recoveries as a percentage of gross research and development expenditures in fiscal 1999 to exceed the level in fiscal 1998.

                                (Page 19 of 32)

The markets for the Company's products are characterized by continuing technological change. The Company plans to increase gross research and development expenditures in fiscal 1999 relative to fiscal 1998 to address the requirements of carriers as they invest in new infrastructures to meet the challenges of growing demand for new communications services and increased competition.

LAYER 2 SWITCHING END OF LIFE

In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of its determination to enhance the focus on the Company's dominant and more profitable products. This program created impairment losses associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments. The program associated with meeting these obligations is expected to be substantially completed by the end of fiscal 1999.


ASIA PACIFIC RESOURCES RELOCATION

In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge of $6,532,000 incurred in October 1998 reflects involuntary termination benefits, lease cancellation penalties and other direct costs associated with the transition. Additional costs related to the transfer of personnel and equipment, the recruitment of new staff and the expansion of facilities in Hong Kong are being expensed as incurred. These additional costs were not significant in the second or third quarter of fiscal 1999.


RESTRUCTURING COSTS

In November 1997, the Company restructured its activities relating to its LAN business. The restructuring plan involved the formation of a strategic alliance with a company strongly positioned in the LAN business, and the reduction of the Company's direct participation, and related costs, in the LAN business. In repositioning the way in which the Company addressed the LAN market, the restructuring plan created impairment losses on certain assets associated with the LAN business and liabilities associated with restructuring activities. Accordingly, the Company recognized restructuring costs of $181,444,000 in the third quarter of fiscal 1998. The restructuring plan is substantially completed.


AMORTIZATION OF PURCHASED RESEARCH AND DEVELOPMENT IN PROCESS

In November 1997, the Company acquired a 49.9% equity interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for asynchronous transfer mode ("ATM") networks, for cash consideration of $53,676,000. The majority of the purchase price ($52,762,000) was allocated to purchased research and development in process. Under accounting principles generally accepted in Canada, the purchased research and development in process was amortized on a straight line basis over its estimated useful life of six months. Accordingly, the Company recorded amortization of $26,381,000 in the third quarter of fiscal 1998.

                                (Page 20 of 32)


INTEREST AND OTHER EXPENSES

                                             Fiscal Quarters Ended        Three Fiscal Quarters Ended
                                         ------------------------------   -----------------------------
                                         Jan 31,      Feb 1,      %        Jan 31,   Feb 1,      %
                                          1999         1998   Increase      1999      1998    Increase
                                         -------   ---------  ---------   --------   -------  ---------
                                                        (Canadian dollars in thousands)
 Interest income                         $10,472     $ 2,067      407%    $ 23,844   $ 7,881     203%

 Interest expense on
  long term obligations                   (7,633)       (625)    1121%     (21,111)   (1,116)   1792%

 Other expenses                           (3,702)     (1,958)      89%     (10,142)   (7,100)     43%

Interest income and interest expense on long term obligations for the third quarter and first nine months of fiscal 1999 both increased compared to the third quarter and first nine months of fiscal 1998. The increases are primarily the result of interest income earned and interest expense incurred on the proceeds of the issuance of US$225,000,000 of Senior Notes due 2003 in the fourth quarter of fiscal 1998. Interest income also grew in the third quarter and first nine months of fiscal 1999 as a result of proceeds received from the sale of the Company's equity interests in certain associated companies. Other expenses represented less than 1% of sales in the third quarter and first nine months of fiscal 1999 and fiscal 1998.

NET GAIN ON INVESTMENTS

                                        Fiscal quarter ended   Three fiscal quarters ended
                                        --------------------   ---------------------------
                                          Jan 31,     Feb 1,        Jan 31,         Feb 1,
                                           1999       1998           1999            1998
                                         --------   --------       --------        -------
  Cambrian Systems Corporation           $128,893    $    --       $128,893        $    --
  Vienna Systems Corporation               15,846         --         15,846             --
  Advanced Computer Communications             --         --        128,336             --
  Broadband Networks Inc.                      --     47,960             --         47,960
  West End Systems Corp.                  (19,994)        --        (33,521)            --
  Investment impairment write downs        (8,563)        --        (56,520)            --
                                         --------   --------       --------        -------

                                         $116,182    $47,960       $183,034        $47,960
                                         ========   ========       ========        =======

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Northern Telecom Limited ("Nortel") for cash proceeds of US$93,739,000 (Cdn$144,303,000). The proceeds exclude potential earn-out payments of approximately US$23,000,000 which are to be received by the Company if certain specified financial performance targets are met by Cambrian.

In December 1998, the Company sold its minority ownership position in Vienna Systems Corporation to Nokia Corporation for cash proceeds of Cdn$39,716,000.

In October 1998, the Company completed the sale of its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of US$167,319,000 (Cdn$258,308,000).

In January 1998, the Company sold its minority interest in Broadband Networks Inc. to Nortel for proceeds of $66,672,000. The proceeds received included cash of $23,775,000 and Nortel shares valued at $42,897,000.

                                (Page 21 of 32)

On February 10, 1999 West End Systems Corp., a manufacturer of access and transmission products for the communications and cable television industries, filed an assignment in bankruptcy under the Canadian Bankruptcy and Insolvency Act. As a result, the Company recorded losses related to the Company's minority ownership position in West End Systems Corp. and unsecured trade accounts outstanding.

The Company evaluates on an ongoing basis the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value of these investments. The Company determined that the values of certain investee companies were impaired based on these considerations and recognized write downs of $8,563,000 in the third quarter of fiscal 1999 and $56,520,000 in the first nine months of fiscal 1999 associated with these impairments.

INCOME TAXES

                                        Fiscal Quarter Ended          Three Fiscal Quarters Ended
                                      ------------------------        ---------------------------
                                        Jan 31,         Feb 1,           Jan 31,         Feb 1,
                                         1999           1998              1999            1998
                                      ----------     ---------         ----------     ---------
 Income tax rate                          34%             (7)%             35%            151%
 Income tax rate, excluding
   non-recurring gains and charges        30%             30%              30%             30%

The income tax rates for the third quarter and first nine months of fiscal 1999 vary from the rates for the third quarter and first nine months of fiscal 1998 due to the income tax on various non-recurring gains and charges reported in the third quarters of fiscal 1999 and fiscal 1998. See "Net Earnings" below. Excluding the impact of these non-recurring gains and charges, the income tax rates reported in the third quarter and first nine months of fiscal 1999 are consistent with the corresponding periods in fiscal 1998. The composite rates of income tax have been reduced from the statutory rates primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rates of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate because of the availability of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.


NON-CONTROLLING INTEREST

The non-controlling interests' share of subsidiary net earnings reflects third party interests of approximately 49% in each of three Latin American distributors (Transistemas S.A., Coasin S.A. and Acacia S.A.) and, prior to the third quarter of fiscal 1999, also reflected third party interests of approximately 40% in Advanced Computer Communications.

                                (Page 22 of 32)

NET EARNINGS (LOSS)
                                                      Fiscal quarters ended   Three fiscal quarters ended
                                                      ---------------------   ---------------------------
                                                       Jan 31,      Feb 1,         Jan 31,         Feb 1,
                                                        1999         1998           1999            1998
                                                      ---------   ---------       ---------       --------
  Net earnings (loss)                                 $ 120,119   $(144,283)      $ 208,953       $(21,936)

  Non recurring gains and charges
     Layer 2 switching end of life                           --          --          37,928             --
     Asia Pacific resources relocation                       --          --           6,532             --
     Restructuring costs                                     --     181,444              --        181,444
     Amortization of purchased research
       and development in process                            --      26,381              --         26,381
     Net gain on investments                           (116,182)    (47,960)       (183,034)       (47,960)
     Provision for income taxes on
       non-recurring gains and charges                   42,223       1,547          58,873          1,547
                                                      ---------   ---------       ---------       --------

  Pro forma net earnings, excluding
   non-recurring gains and charges                    $  46,160   $  17,129       $ 129,252       $139,476
                                                      =========   =========       =========       ========

  Pro forma net earnings, excluding non-recurring
   gains and charges, as a percent of sales                  10%          5%             10%            11%

  Pro forma net earnings, excluding non-recurring gains and charges, per share

   Canadian GAAP
     Basic                                             $   0.26    $   0.10        $   0.73       $   0.80
     Fully Diluted                                     $   0.26    $   0.10        $   0.73       $   0.80

   U.S. GAAP
     Basic - Cdn$                                      $   0.26    $   0.10        $   0.73       $   0.80
     Diluted - Cdn$                                    $   0.25    $   0.10        $   0.73       $   0.77
     Basic - US$                                     US$   0.17  US$   0.07      US$   0.48     US$   0.57
     Diluted - US$                                   US$   0.17  US$   0.07      US$   0.48     US$   0.55

Sales increased in the third quarter of fiscal 1999 ended January 31, 1999 by 26% compared to sales in the third quarter of fiscal 1998 ended February 1, 1998. Sales for the first nine months of fiscal 1999 increased by 9% over sales for the first nine months of fiscal 1998. Excluding the effects of non-recurring charges and gains, the increase in sales was reduced by a decline in the gross margin as a percentage of sales and an increase in operating expenses, resulting in net earnings of $46,160,000 for the third quarter of fiscal 1999 and $129,252,000 for the first nine months of fiscal 1999. Non-recurring charges and gains recorded in the third quarter of fiscal 1999 related to divestitures and write downs of the Company's equity interests in certain associated companies.

Pro forma net earnings of $46,160,000 for the third quarter of fiscal 1999 represent an increase of 169% from the pro forma net earnings of $17,129,000 for the third quarter of fiscal 1998. Pro forma net earnings of $129,252,000 for the first nine months of fiscal 1999, excluding non-recurring charges and gains, represent a 7% decline from pro forma net earnings of $139,476,000 for the first nine months of fiscal 1998.

                                (Page 23 of 32)

Pro forma net earnings of $46,160,000 for the third quarter of fiscal 1999 decreased 3% compared to pro forma net earnings of $47,572,000 for the second quarter of fiscal 1999 due to a decline in sales and a decline in the gross margin as a percentage of sales offset partially by a decline in operating expenses. The declines in sales and pro forma net earnings in the third quarter of fiscal 1999 compared to the second quarter of fiscal 1999 were principally the result of revenue declines associated with the Company's circuit switched networking products.


FINANCIAL CONDITION

During the first nine months of fiscal 1999 ended January 31, 1999, working capital increased from $945,892,000 to $1,251,751,000. The Company's cash and equivalents of $929,005,000 represented an increase of $429,727,000 during the first nine months of fiscal 1999, due mainly to the sale of the Company's equity interests in certain associated companies which yielded proceeds of $434,612,000. Cash flow from operations of $215,793,000 during the first nine months of fiscal 1999, due mainly to net earnings of $208,953,000, and the cash flow from stock option exercises of $69,695,000 were more than offset by additions to property, plant and equipment of $165,772,000 and additions to other assets of $127,975,000.

Two principal components of the Company's working capital are accounts receivable and inventory. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $176,992,000, primarily with banks in Canada, the United Kingdom, the United States, Chile and Brazil. At
January 31, 1999, $5,852,000 was being utilized under these credit facilities, all of which was attributable to Coasin S.A. and Acacia S.A. The Company has a 51% equity interest in each of Coasin S.A. and Acacia S.A.

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Northern Telecom Limited ("Nortel") for cash proceeds of US$93,739,000 (Cdn$144,303,000). The proceeds exclude potential earn-out payments of approximately US$23,000,000 which are to be received by the Company if certain specified financial performance targets are met by Cambrian.

In December 1998, the Company sold its minority ownership position in Vienna Systems Corporation to Nokia Corporation for cash proceeds of Cdn$39,716,000.

In October 1998, the Company completed the sale of its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of US$167,319,000 (Cdn$258,308,000).

Management anticipates that the level of capital expenditures for fiscal 1999 will be lower than the level of capital expenditures incurred in fiscal 1998. The Company may also increase its current investments in associated companies. The Company intends to fund capital expenditures and investments with existing cash and cash expected to be generated from operations during fiscal 1999, supplemented as appropriate by divestitures or the issuance of shares or debt. In addition, the Company may use a portion of its cash resources to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

Management believes that the Company's liquidity in the form of existing cash resources, its credit facilities, as well as cash generated from operations and financing activities, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 1999 and into the foreseeable future.

                                (Page 24 of 32)

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

 .  Year 2000 Date Compliance Statement to Customers, which indicates how the
   Company interprets "Year 2000 Date Compliance" ;

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

All operating groups within the Company are addressing the Year 2000 date compliance issue as it pertains to assessment, remediation and testing of information technology (IT) systems and non-IT systems both internal and external to their organizations. The costs incurred by each operating group are financed internally by those groups within the framework of their operating budgets and are assumed not to cause any change in the structure of the Company's financial results (operating expenses as a percentage of sales, for example). Incremental spending on the Year 2000 date compliance issue is limited to specific program costs which are outside of the normal course of business and are necessitated purely as a result of Year 2000 date compliance. For example, the Company's operating groups regularly update IT infrastructure in order to better service their customers and operate more efficiently; the fact that a normal course upgrade moves the organization to a Year 2000 compliant system is obviously beneficial to achieving Company-wide compliance but the cost is not considered to be incremental to the Company's normal spending. Incremental spending incurred in fiscal periods reported to date and projected to be spent in fiscal 1999 and fiscal 2000 associated with the Year 2000 transition represent less than 1% of the Company's revenues and expected revenues. There can be no assurance that these costs will not be greater than anticipated, however, as the Company progresses through its program greater certainty regarding costs, particularly related to remediation and contingency plans for identified risks, will be possible.

                                (Page 25 of 32)

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

                                (Page 26 of 32)

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

                                (Page 27 of 32)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         NEWBRIDGE NETWORKS CORPORATION
                                  (Registrant)



Date: March 10, 1999       By: /s/ Terence H. Matthews
                               -----------------------------------
                               Terence H. Matthews,
                               Chairman of the Board of
                               Directors and Chief
                               Executive Officer



Date: March 10, 1999       By: /s/ Kenneth B. Wigglesworth
                               -----------------------------------
                               Kenneth B. Wigglesworth,
                               Executive Vice President,
                               Chief Financial Officer

                                (Page 28 of 32)

                         EXHIBIT INDEX


                                                                   Page No.
                                                                   --------
     11.1    Computation of earnings per share under accounting
             principles generally accepted in Canada...............    30

     11.2    Computation of earnings per share under accounting
             principles generally accepted in the United States....    31

     27      Financial data schedule...............................    32

                                (Page 29 of 32)