Form 10-K405
period 1999-05-02
NEWBRIDGE NETWORKS CORP
filed 1999-07-30
CIK 827301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended May 2, 1999


                        Commission file number  1-13316

                        Newbridge Networks Corporation
            (Exact name of registrant as specified in its charter)



           Canada                                  98-0077506
(State or other jurisdiction of
incorporation or organization)        (I.R.S. Employer Identification No.)



600 March Road, Kanata, Ontario, Canada                K2K 2E6
      (Address of principal                           (Zip Code)
      executive offices)


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

                    Yes   X          No ___
                         ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At June 17, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately Cdn$5,600,944,000. The number of common shares of the registrant outstanding as at June 17, 1999 was 180,427,602.

                        Exhibit index begins on Page 85

                                EXCHANGE RATES

Financial information herein is expressed in Canadian dollars ($ or Cdn$), unless expressly stated in United States dollars (US$) or otherwise. The Company maintains its financial data in Canadian dollars. The high and low exchange rates (the highest and lowest rates at which Canadian dollars were sold), the average exchange rate (the average of the exchange rates on the last day of each month during the period), and the period end exchange rate of the Canadian dollar in exchange for United States dollars in each of the five 12 month periods ended May 2, 1999, as calculated from the exchange rates reported by the Federal Reserve Bank of New York, are set forth below.

                              12 Month Period Ended
              -----------------------------------------------------
               May 2,    April 30,  April 30,  April 30,  April 30,
                1999       1998       1997       1996       1995
              ---------  ---------  ---------  ---------  ---------
High          US$0.6982  US$0.7317  US$0.7513  US$0.7527  US$0.7457
Low              0.6341     0.6832     0.7145     0.7224     0.7023
Average          0.6619     0.7099     0.7319     0.7345     0.7248
Period End       0.6860     0.6992     0.7158     0.7345     0.7355

On June 17, 1999, the noon buying rate in New York City for the Canadian dollar as reported by the Federal Reserve Bank of New York was US$1.00 = Cdn$1.4610 (equivalent to US$0.6845 = Cdn$1.00).




                     ____________________________________

The following trademarks are mentioned in this Report on Form 10-K:
Newbridge(R), MainStreetXpress(TM) and MainStreet(R) which are trademarks of Newbridge Networks Corporation.

                        NEWBRIDGE NETWORKS CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART  I
  Item 1. Business
           General.......................................................    4
           Networking Industry...........................................    4
           Business Strategy.............................................    6
           Products......................................................    7
           Research and Product Development..............................    8
           Sales, Marketing and Distribution.............................    9
           Customer Service and Support..................................   10
           Manufacturing.................................................   10
           Competition...................................................   11
           Government Regulation.........................................   11
           Proprietary Rights............................................   12
           Employees.....................................................   12
 Item 2.  Properties.....................................................   12
 Item 3.  Legal Proceedings..............................................   13
 Item 4.  Submission of Matters to a Vote of Security Holders............   13

PART  II

 Item 5.   Market for Registrant's Common Equity
           and Related Stockholder Matters
           Common Share Price Range and Dividends........................   14
           Cautionary Statement Regarding Forward-Looking Information....   15
           Certain Tax Considerations....................................   20

 Item 6.  Selected Financial Data........................................   21
 Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................   23
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....   41
 Item 8.  Financial Statements and Supplementary Data....................   43
 Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................   74

PART  III

 Item 10. Directors and Executive Officers of the Registrant.............   75
 Item 11. Executive Compensation.........................................   78
 Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................   78
 Item 13. Certain Relationships and Related Transactions.................   79

PART  IV

 Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K.......................................   80

SIGNATURES...............................................................   83

                                    PART  I

Item 1.  BUSINESS


GENERAL

Newbridge Networks Corporation (the "Company" or "Newbridge") designs, manufactures, markets and services networking solutions to customers in more than 100 countries. Newbridge customers include the world's 350 largest service providers and more than 10,000 corporations, government organizations and other institutions. The Company was incorporated in June 1986 in Ontario under the Canada Business Corporations Act.

NETWORKING INDUSTRY

Communications networks may be broadly categorized as local area networks (LANs) and wide area networks (WANs). As the term suggests, LANs typically cover a smaller geographic footprint, such as an office floor, a building, or an enterprise campus, and normally serve the needs of a single corporate user. WANs, on the other hand cover a broader geographic area in a hierarchical fashion; for example, a metropolitan area network will connect to a pan-national network which, in turn, links to a global WAN infrastructure.

Today's communications networks are experiencing unprecedented change, driven by two principal factors: the Internet and convergence of data, voice and video traffic. These changes require an overhaul to the existing global public telecommunications infrastructure as discussed below.

The Internet

The Internet is changing the way we work and live. Internet traffic has been growing at an exponential rate over the last number of years and this extraordinary growth has forced service providers and Internet Service Providers
(ISPs) to build their network infrastructures at an unprecedented rate.

The growth in Internet traffic is being driven by a number of factors. As its value as an information pool and communications/business resource continues to increase, more and more individuals and companies are going on line. Additionally, the growing use of the multimedia capabilities of the World Wide Web has increased the amount of data that needs to be transmitted for the typical Web page. Multimedia is defined as the combination of multiple media forms of information. While formats vary and will continue to evolve, they typically involve elements such as voice, text, graphics, image, video, and audio. Combinations of these media provide powerful communications tools, but they are not tolerant of the quality impairing delays associated with "best effort" Internet protocol (IP) networks based on legacy router technology. Such next-generation high-bandwidth applications are driving the need for networks that deliver greater capacity and scalability, performance, quality, and reliability.

Convergence of Data, Voice and Video Traffic

As the Internet continues to grow in terms of its capabilities, reach and capacity, the amount of data traffic on the public telecommunications network, or public switched telephone network (PSTN), as it is known as, now exceeds the total amount of voice traffic in a growing number of countries throughout the world. At current growth rates, this will be the case on a global basis within a few years. This phenomenon, together with the convergence of traffic types encompassing combinations of voice, video and various forms of data into multimedia communications packages, and the growth of voice over IP (VoIP), voice over frame relay (VoFR), voice over asynchronous transfer mode (VoATM), is leading network engineers with the service providers to plan and design so called "next generation networks" (NGNs) to handle voice, data, and video traffic over a single, unifying, broadband multiservice infrastructure.

This converged network infrastructure involves the migration from a highly centralized, narrowband circuit-switched architecture to a distributed architecture where the call control and advanced intelligent network (AIN) functionality reside on intelligent call and service control servers. The relatively inflexible narrowband circuit switches are being replaced by flexible broadband packet/cell switches distributed throughout the network. This transition will occur in stages, with long distance toll or tandem Class 4 switches being the first to migrate, followed by the local or end Class 5 switching centers.

Higher Capacity Backbones

Both traffic carrying requirements and capacity are increasing at every point in the network hierarchy. Higher bandwidth traffic and capacity within LANs puts greater capacity pressure on what has traditionally been the first point of constriction or bottleneck within the public or wide area network, namely the access portion of the network. New, broadband access technologies, such as cable modems, various high speed digital subscriber loop technologies (such as ADSL and SDSL) and broadband wireless access based on LMDS (local multipoint distribution system) are breaking down the access or "last mile" roadblock. This, in turn, is putting increasing pressure on the backbone or core of the network. Where DS-3 (45 Mbit/s or millions of bits per second) connections were considered adequate only a few years ago, many Internet backbones today are constructed using OC-3 (155 Mbit/s) links, and these are moving quickly to OC-12 (622 Mbit/s) and OC-48 (2.4 Gbit/s or billions of bits per second) speeds.

Competitive Landscape for Service Providers

The networking industry has seen the birth and growth of a large number of new service providers, particularly since the mainstream commercialization of the Internet. The new generation, or "alternate" service providers - including competitive local exchange service providers (CLECs), competitive access providers (CAPs), Internet Service Providers (ISPs) and competitive long distance service providers - coupled with deregulation throughout the industry, have put increasing pressure on the established service providers. This competitive challenge requires the established service providers to reduce costs and optimize network resources, while the growing demand for new communications services requires them to invest in new infrastructures.

In order to reconcile these conflicting needs, service providers are migrating the current disparate array of networks and services offered from their networks onto a single, unifying, broadband infrastructure. The scalability, flexibility, and inherent quality of service (QoS) of asynchronous transfer mode (ATM) switching technology make it well suited for multiple traffic types or services, including delay-sensitive traffic such as real-time voice or video, enabling service providers to launch new, higher margin, value-added services. At the same time service providers can lower their up-front and operating costs and improve the manageability of their overall network infrastructure by consolidating their present disparate networks onto one ATM-based network.

For example, real-world business case analyses related to the transition from a narrowband circuit-switched architecture to a broadband packet/cell network infrastructure estimate that the new solution represents less than half the cost and one-tenth the space requirements of conventional circuit switches.

BUSINESS STRATEGY

The Company's business strategy is to provide comprehensive, fully managed, end-to-end wide area networking solutions to service providers and corporate customers based on a broad product family that cost effectively addresses their constantly evolving communications requirements. Newbridge products are designed in accordance with an "evergreen" architecture to provide customers with a seamless migration and integration path across the entire product family. The full product family is highly flexible and scalable to meet evolving customer requirements. Products are software controlled and remotely manageable for ease of use, efficiency and cost effectiveness. All Newbridge products are designed to comply with industry standards throughout the world in order to deliver optimal interoperability and performance in multiprotocol, multivendor networks.

The Company's architectural approach for broadband, multiservice WANs is directed at providing solutions to issues facing service providers in the core, edge and access points of the networks. At the core of the WAN, the Company's strategy focuses on the accelerating deployment of a new core infrastructure that is highly robust and scalable and capable of supporting various types and classes of service including "business class" IP. The Company delivers ATM and IP products for the core of the service provider network to collapse multiple services onto a single platform. The Company's product strategy also encompasses the access portion of the network. In addition to a multi-service access server
(MRAS) family of products, the Company provides various access solutions, with a specific Product Group focussed on this high-end segment of the access market. Particular areas of focus within broadband access include the relatively new and rapidly evolving digital subscriber loop (DSL) and LMDS broadband wireless markets. The Company's product strategy for broadband WANs enables service providers to compete successfully in the face of increasing competition and deregulation by reducing capital and operational costs associated with network infrastructure and creating differentiated, business class service offerings by delivering multiple services on a single network.

The Company also addresses the enterprise network market with various WAN and WAN access products based on ATM and TDM technologies and supplements its network solutions offerings through strategic alliances and other collaborative undertakings.

The Company extends its business strategy through alliances and strong relations with a family of over 20 Newbridge Affiliate companies. The Newbridge Affiliate companies, in which Newbridge owns an equity stake, generally address markets within the networking industry which are complementary to the Newbridge product offering. Many of the Newbridge Affiliate companies are addressing opportunities related to equipment and services for networks optimized for IP traffic. In March 1996 Newbridge and Siemens formed an alliance encompassing common branding under the MainStreetXpress banner and joint sales, marketing and customer service activities.

PRODUCTS

Newbridge has developed a broad family of digital networking products that are effective in the core, edge and access portions of service provider or corporate WANs. These products operate under a highly scalable, center-weighted network and service management system, which is advantageous for large bandwidth-intensive networks. Newbridge products employ a common architecture that allows TDM, X.25, frame relay, ATM, SMDS and LAN internetworking to coexist within the same network and provides a migration path from legacy narrowband to next generation broadband networks.

The Newbridge family of ATM and IP products includes high performance core, edge and access switches for service provider networks. Network operators can build consolidated networks that deliver services for a variety of applications, employing various forms of access technologies, managed by a single, end-to-end network and service management system. This approach enables operators to reduce infrastructure costs and create differentiated service offerings by provisioning multiple services on a single, unifying, broadband, multiservice network.

The MainStreetXpress 36170 Multiservices Switch is a high capacity platform, designed to scale from 800 Mbit per second to over 50 Gbit/s. The platform supports a broad array of services, including native cell relay, frame relay, circuit emulation for advanced private line services, LAN connectivity, managed IP services, SMDS services, switched voice services, broadcast-quality video services, broadband wireless access and other high-capacity access technologies such as DSL. The modular architecture of the MainStreetXpress 36170 switch enables network operators to expand from a single-shelf system to a large multi-shelf system in an as-needed fashion. The high port density of the system translates into competitive per-port pricing.

The Company's MainStreetXpress product line also includes the MainStreetXpress 36190 Core Services Switch, a high performance ATM backbone or core switch, designed to scale beyond one terabit (trillion bits) per second, as well as the MainStreetXpress 36150 Access Switch for premium video service, the MainStreetXpress 36177 ATM Multiservices Access Switch, the MainStreetXpress 36030 and 36060 Modular LAN Service Units for LAN access and the MainStreetXpress 36100 Access Concentrator.

TDM products from Newbridge, such as the 3600 and 3645 MainStreet Bandwidth Managers, are market leading platforms in delivering private line services throughout the world because of their wide range of voice and data interfaces, adherence to the full range of domestic and international standards, quality and reliability, end-to-end and remote network manageability, and flexibility for seamless expansion and migration as networks grow and applications evolve.

Based on the 3600 MainStreet Bandwidth Manager, the 36120 MainStreet Packet Transfer Engine frame relay system can be used to deploy frame relay or X.25 networks over a TDM circuit switched network infrastructure. This product interworks with the Company's TDM and ATM systems for seamless end-to-end, multiservice network solutions.

Newbridge also addresses the access market segment with products that enable service providers to deploy multiple services and permit access to those services for customers with multiple applications. These products include a variety of WAN access devices for connecting remote and small sites and devices to extend the network to the end points of both circuit and packet/cell switched connections.

Newbridge complements products providing connectivity with an extensive suite of network and service management software products ranging from configuration and alarm monitoring to interfaces to umbrella management systems and customer service management systems. The MainStreetXpress 46020 Network Manager provides unified management of Newbridge and third-party networks across multiple technologies, including circuit switching, packet/cell switching, SMDS and X.25. It features a rich, object-oriented graphical user interface (GUI) for efficient user navigation, and a scalable client/server architecture to provide simultaneous access for up to 128 operators and cost-effective management for networks containing up to 5,000 nodes and 100,000 network paths.

Sales of networking products and related services accounted for 100% of the Company's sales in fiscal 1999, fiscal 1998 and fiscal 1997.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and product development activities apply the latest technologies to the development of advanced functionality in networking hardware and software. In its product development strategy, Newbridge employs an "evergreen" approach in which new products and features are designed to integrate seamlessly with existing products. This approach protects customers' investment in their installed base of networking equipment. The Company's research and development strategy also focuses on leveraging product functionality developed for one market to deliver products addressing other markets.

In addition to the ongoing evolution of product functionality, a significant portion of the research and development effort is directed towards expanding the breadth of network solutions for new value-added service capabilities and access technologies. Major initiatives include development of higher and lower capacity ATM multiservice switches and interfaces; development of broadband access platforms, switches, forwarding engines, interfaces and services optimized for IP traffic; and related network and service management software. In addition to the Company's internal research and product development, the Newbridge development strategy includes investments in affiliated companies developing networking technology complementary to Newbridge.

The markets for Newbridge products are characterized by rapid technological change. To maintain its leadership position in advanced networking technologies, Newbridge is committed to research and development. The Company conducts the majority of its research and development in a lower cost environment compared with many competitors. Because of the Company's focus on and commitment to research and development, coupled with the cost advantages, the Newbridge strategy has been oriented towards in-house product development. This is in contrast with some other networking vendors who devote proportionately fewer resources to research and development and who have more often taken the approach of obtaining technology and products through the acquisition of other companies. Newbridge believes that its strategy results in a more cohesive product solution set for delivering seamless end-to-end networking solutions.

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

The Company's ability to anticipate changes in technology, industry standards and communications service provider offerings, and to develop and introduce new and enhanced products on a timely basis that are successful in the market, will be a significant factor in the Company's competitive position and its prospects for growth.

For additional discussion of the Company's research and development expenditures in fiscal 1999, 1998 and 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES, MARKETING AND DISTRIBUTION

Newbridge sells its products in more than 100 countries. The Company has established direct sales forces throughout the world, as well as marketing and distribution arrangements with service providers, original equipment manufacturers (OEMs), distributors and dealers.

In March 1996, the Company formed an alliance with Siemens which includes common branding under the MainStreetXpress name for broadband WAN products and joint sales and marketing efforts. Siemens sells the Company's circuit switched networking products, ATM products and network and service management products, primarily to service providers in Europe, Latin America and Asia. Newbridge products are also distributed throughout the world by AT&T Solutions, Alcatel and other telecommunications equipment suppliers, as well as by global service providers and consortia.

The Newbridge sales force in the United States and Canada sells directly to service providers and other communications service providers. In the United States, a portion of the direct sales force is focussed on established service providers including interexchange service providers and Regional Bell Operating Companies (RBOCs), such as SBC and Bell Atlantic. The other portion of the direct sales force is dedicated to the emerging alternate service providers. Newbridge also sells to Fortune 1000 sized companies and institutions, predominantly through distributors.

The product line is sold throughout Europe, the Middle East and Africa by a direct sales force as well as through OEMs and distributors. In Latin America and the Asia Pacific region, networking products are sold primarily through distributors, which are supported by local Newbridge sales and support offices. In Latin America, the Company holds a majority equity interest in certain of its distributors.

The Newbridge sales organization throughout the world receives support from product line management and network solutions groups which provide product strategy and consultation on industry trends and pricing, and which solicit customer feedback for research and product development planning. The Company's marketing activities are centrally coordinated and emphasize complete network solutions for the service provider markets (established service providers and new generation or alternate service providers) and the enterprise network market.

The amount of sales, cost of sales and expenses, and operating contribution attributable to the Company's geographically-based operating segments, the amount of identifiable assets attributable to the Company's principal geographic regions and the amount of export sales from the Company's operations in Canada for each of the last three fiscal years are set forth in

Note 20 to the Consolidated Financial Statements. For additional discussion of the Company's geographic segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER SERVICE AND SUPPORT

Reliability, performance, up-time and average mean-time-to-repair are important factors customers consider in developing long term relationships with potential suppliers of networking systems. The increasing dependency of many domestic and international customers upon information networks to run virtually all aspects of their businesses has generated a demand for a very rapid service response time. To satisfy this customer demand, the Company offers 24-hour Network Technical Assistance Centers, complemented by the service support organizations of the Company's distributors. Because of the remote diagnostic capabilities of the Company's products, support engineers can immediately begin to diagnose and solve field problems. When necessary, support engineers are dispatched from the Company's sales and support offices or by third party technical support service providers. The Company's standard product warranty covers defects in material and workmanship and generally applies for 3 to 15 months after shipment.

MANUFACTURING

The principal steps in the manufacturing process are the purchase and management of materials, assembly, testing and final inspection. Because Newbridge manufactures and assembles the majority of its products, the Company maintains direct control over production, quality and product availability. The Company purchases parts and components for assembly of its products from a large number of suppliers through a worldwide sourcing program. Although the Company single sources certain components, no single supplier has accounted for more than 10% of the Company's total purchases in any of the past three fiscal years. Newbridge has established strong relationships with key vendors to reduce the risk of significant shortages or delays relating to availability of materials. Shortages or delays in the supply of components, however, could adversely affect the Company's ability to meet scheduled product shipments in any particular fiscal quarter, which could materially affect the Company's operating results.

The Company currently has its principal manufacturing, logistics and warehousing facilities in Canada. The Company also has logistics and warehousing facilities in the United States, Ireland, the United Kingdom, France, Hong Kong, and Malaysia.

The Company schedules some production of its products based on internal sales forecasts. The Company's manufacturing procedures are designed to assure rapid response to customer orders, but may, in certain circumstances, create risk of excess or inadequate inventory if orders do not match forecast. In the fourth quarter of fiscal 1999, the Company's revenues were below Management's expectations, predominantly due to the combination of orders for the Company's product being skewed towards the end of the quarter, and inadequate inventory of certain components. Because a substantial portion of customer orders are filled within the fiscal quarter that they are received and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, Management believes that the Company's backlog as of any given date is not necessarily indicative of actual revenues for any succeeding period.

COMPETITION

The market for the Company's products is characterized by rapid technological change, convergence of technologies, mergers and acquisitions of service providers and equipment suppliers, evolving standards, and regulatory developments. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than the Company.

The Company's principal competitors include Cisco Systems, Lucent Technologies and Nortel Networks, as well as traditional circuit switched equipment vendors such as Tellabs.

Principal competitive factors are product line capabilities including integration of multiple applications onto a single network, network management capabilities, ability to offer complete end-to-end networking solutions, scalability, price, reliability, adherence to standards, and market presence. Certain competitors, including traditional telecommunications equipment vendors, such as Ericsson, Fujitsu, Lucent Technologies and Nortel Networks have a very large installed base in service provider and enterprise networks, some of which can be upgraded to accommodate new technologies and features.

The networking industry recently has been consolidating through strategic alliances, mergers and acquisitions thereby creating companies with larger market shares, financial resources, customer bases, sales forces, product offerings, research and development and marketing resources. Increasing competition from larger competitors may adversely affect the Company's business, particularly with respect to sales and service resources, networking equipment pricing or vendor financing packages offered to potential customers.


GOVERNMENT REGULATION

The sale of networking products may be affected by governmental regulatory policies, the imposition of service provider tariffs, and taxation of telecommunications services, which may also affect the availability of high capacity digital transmission lines. These policies are under continuous review and are subject to change.

In the United States, regulatory policies are likely to have a significant impact on the competitive environment in which the Company operates. The Telecommunications Act of 1996 and associated regulatory developments is affecting many regulatory restrictions in the telecommunications market. Deregulation enables local exchange telephone service providers, RBOCs, long distance service providers, and other communications service providers, as well as cable television operators and electric utilities to compete with each other in offering local and long distance voice and data communications services. In addition, the RBOCs are now permitted to manufacture and sell telecommunications equipment under certain conditions. Given the substantial resources and large customer base of the RBOCs, Newbridge could face competition from these companies should they satisfy these conditions and elect to manufacture networking products.

The regulatory environment in the European Union continues to promote competition for provision of communications services and to open markets for telecommunications equipment vendors. Member states which have not already fully liberalized their telecommunications markets by January 1, 1998 are required to have in place the regulatory and licensing structures that will enable new operators to enter their markets.

Deregulation is resulting in mergers among the RBOCs and other major telecommunications companies throughout the world. Although the impact of mergers that have been announced or are in process cannot be predicted, greater concentration in the market for telecommunications services could adversely affect the market for networking products.

Government regulatory authorities have established regulations which, among other things, set installation and equipment standards for private telecommunications systems and require that all newly installed hardware be registered and meet certain government standards. Management believes that the Company currently complies with, and expects to be able to continue to comply with these requirements.

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

The Company has entered into technology licenses with other companies, and may need to continue to do so in the future, because of the existence of the large number of patents in the networking field, the rapid rate of issuance of new patents, new standards that may be issued, or to obtain important technology. Such licenses may impact the Company's operating results.

EMPLOYEES

As of May 2, 1999, the Company had 6,530 employees. None of the Company's employees is represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. Management believes the Company's relations with its employees are good.


Item 2.  PROPERTIES

The Company owns its corporate headquarters as well as facilities for reasearch and development, sales and marketing in Kanata, Ontario. The Company also owns facilities in Newport, Wales for sales, marketing, network services and logistics and warehousing.

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

The Company conducts research and development in leased facilities in Rennes, France; metropolitan London, England; Herndon, Virginia; and Vancouver, British Columbia. The Company also leases sales and support facilities throughout the United States and Canada, and in over 40 locations throughout Europe, the Middle East and Africa, in over 25 locations in the Asia Pacific region, and over 10 locations in Latin America.

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

Lucent Technologies Inc. ("Lucent Technologies") filed a complaint during the fiscal year ended April 30, 1998 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The Complaint alleges that the Company's manufacture and sale, in the United States, of some of the standardized functions on the Newbridge frame relay and ATM switch products, along with its ADPCM (adaptive differential pulse code modulation) and card initialization implementations, infringe certain United States patent rights claimed by Lucent Technologies. The Complaint requests actual and trebled damages in an unspecified amount. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims. The Company has filed an answer to the Complaint and is defending this action vigorously. Because the outcome of the action is not certain at this time, no provision for any liability that may result upon adjudication has been made in these Consolidated Financial Statements.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

COMMON SHARE PRICE RANGE AND DIVIDENDS

Market Price

The Common Shares are listed for trading on the New York Stock Exchange in the United States under the symbol NN and are listed for trading on The Toronto Stock Exchange in Canada under the symbol NNC. The following table sets forth the range of high and low sale prices for the Company's Common Shares during the current fiscal year through June 17, 1999 and the fiscal years ended May 2, 1999 and April 30, 1998.

                                                     New York                                         Toronto
                                                   Stock Exchange                                   Stock Exchange
                                                     Price Range                                      Price Range
                                             ------------------------                          -----------------------

                                                 High          Low                                High           Low
                                                 ----          ---                                ----           ---
Fiscal year 2000:
  First quarter (through
      June 17, 1999)                         US$38           US$25 /1/2/                     Cdn$55.20     Cdn$37.65

Fiscal year 1999:
  Fourth quarter                             US$39 /1/2/     US$23 /1/2/                     Cdn$58.00     Cdn$35.55
  Third quarter                                 39 /7/8/        20 /5/16/                        60.50         31.55
  Second quarter                                24 /7/16/       15 /7/16/                        37.75         23.85
  First quarter                                 32 /3/4/        20 /1/8/                         47.00         30.35

Fiscal year 1998:
  Fourth quarter                             US$30 /7/16/    US$18 /15/16/                   Cdn$43.20     Cdn$27.00
  Third quarter                                 58 /7/8/        25 /7/8/                         82.75         37.50
  Second quarter                                69 /3/8/        42 /1/2/                         95.00         58.90
  First quarter                                 52 /7/16/       31 /1/2/                         72.20         43.80

At June 17, 1999 there were 1,206 shareholders of record of the Company.

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

The Company cautions that the following important factors, among others, could cause actual results for the fiscal year ending April 30, 2000 and for subsequent financial reporting periods to differ materially from those forecast or suggested in any forward-looking statement made by the Company or on its behalf, in this Report or otherwise. A number of these important factors have been discussed in this Annual Report on Form 10-K for the fiscal year ended May 2, 1999 and its quarterly reports on Form 10-Q as previously filed with the United States Securities and Exchange Commission.

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

In recent fiscal periods, the Company has increased the proportion of revenue derived from service providers. This market is characterized by large contracts, although purchases against these contracts will vary from quarter to quarter.

Unforeseen delays in product deliveries or closing large sales, introductions of new products by the Company or its competitors, seasonal or fiscal patterns of customer capital expenditures or other conditions affecting the networking industry in particular or the economy generally during any fiscal quarter could cause quarterly revenue and, to a greater degree, net earnings, to vary greatly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Manufacturing".

Technological Changes

The market for the Company's products is characterized by rapid technological change, evolving industry standards, frequent product introductions and evolving methods used by service providers and corporations in building and managing networks. Such changes in the market for networking products may adversely affect the Company's ability to sell its products. The Company's operating results will depend in significant part upon its ability to maintain the competitiveness of its product offerings while reducing unit manufacturing costs. In fiscal 2000, the Company expects that the demand for networking products will continue the trend toward ATM, IP, and other packet based technologies and away from circuit switched networking products.

The Company cautions that its sales may grow at a slower rate in the future than historical rates of sales growth. The growth of the Company's sales may be subject to the rate at which service providers deploy service offerings based on newer technologies such as ATM and IP. Although most network equipment suppliers have introduced ATM-based product offerings and many service providers have implemented or announced intentions to implement ATM, the degree of commercial acceptance of ATM switching technology has not been determined. A key element of the Company's business strategy is utilizing ATM technology in its network solutions. Accordingly, the Company's future sales growth and results of operations are dependent on continued growth and market acceptance of ATM technology. In addition, quarter to quarter revenues may be subject to greater variability due to longer sales cycles often associated with the adoption of new technologies.

The Company's ability to anticipate changes in technology, industry standards and the evolution in methods of constructing and managing networks, and to develop and introduce new and enhanced products on a timely basis that are successful in the market, will be significant factors in the Company's competitive position and its prospects for growth. Moreover, if technologies or standards supported by the Company's products or service provider service offerings based on the Company's products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. As a result, Management believes that continued significant expenditures for research and development will be required in the future. Research and development project schedules for high technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve its expected initial shipment dates of products in development. Because timely availability of new and enhanced products is critical to the success of the Company, delays in availability of these products, or lack of market acceptance of such products, could adversely affect the Company. See "Business".

Competition and Strategic Alliances

The market for the Company's products is also characterized by intense competition. The Company competes for customers on the basis of product line capabilities including integration of multiple applications onto a single network, network and service management capabilities, ability to offer complete end-to-end networking solutions, scalability, price, reliability, adherence to standards, and market presence. An increase in competition could require increased spending by the Company on research and development and sales and marketing and may otherwise adversely affect the Company's business. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than the Company.

The networking industry has been consolidating through mergers and acquisitions thereby creating companies with larger market shares, financial resources, customer bases, sales forces, product offerings, research and development and marketing resources. These larger competitors typically have product lines that address a broader spectrum of networking requirements, and have greater sales and services resources to address the market for service providers. Increasing competition from larger competitors may also adversely affect the Company's business with respect to networking equipment pricing or vendor financing packages offered to potential customers. Continued consolidation of the networking industry could result in a strengthening of the Company's competitors and may adversely affect the Company's competitive position. See "Business-- Competition".

The Company has an alliance with Siemens, formed to facilitate a coordinated sales and marketing approach and reseller arrangements. There can be no assurance that the alliance will lead to competitive products or marketing. In addition, if this relationship fails to develop as planned, the Company's business and operating results could be adversely affected.

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

In June 1998 the Company appointed a new President and Chief Operating Officer. Over the year following the appointment there have been a number of additional changes in senior management. There are risks inherent in any reorganization, and the Company can give no assurances that these recent appointments will ensure that the Company achieves its objectives.

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

Regulation

The sale of networking products may be affected by government regulatory policies, the imposition of service provider tariffs, and taxation of telecommunications services, which may also affect the availability of high capacity digital transmission lines. These policies are under continuous review and are subject to change. In the United States, regulatory policies are likely to have a significant impact on the competitive environment in which the Company operates. The Telecommunications Act of 1996 and associated regulatory developments is affecting many regulatory restrictions in the telecommunications market. Deregulation is stimulating increasingly competitive offerings by communications service providers. In addition, the RBOCs are now permitted to manufacture and sell telecommunications equipment under certain conditions. Given the substantial resources and large customer base of the RBOCs,

Newbridge could face competition from these companies should they satisfy these conditions and elect to manufacture networking products. Notwithstanding the deregulatory process in the United States and elsewhere, government regulatory authorities have established regulations which, among other things, set installation and equipment standards for private telecommunications systems and require that all newly installed hardware be registered and meet certain government standards. Service providers also establish standards for interconnection and integration of network equipment with public switched telephone networks. Although the Company designs its products to comply with international standards, to the extent those standards are changed or if the Company is unable to manufacture standards compliant products on a cost effective basis, the Company's business may be adversely affected. See "Business -- Government Regulation" and "Networking Industry".

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

Item 6.  Selected Financial Data

The income statement data of the Company presented below for each of the five fiscal years ended May 2, 1999 and the balance sheet data as at fiscal year end dates in 1999, 1998, 1997, 1996 and 1995 have been derived from the audited Consolidated Financial Statements of the Company that are included as part of this Annual Report on Form 10-K and the Company's Annual Reports on Form 10-K for the prior three fiscal years.

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                        Fiscal Year Ended
                                                                 ----------------------------------------------------------------
                                                                  May 2,         April 30,    April 30,    April 30,    April 30,
                                                                   1999            1998         1997         1996         1995
                                                                    (Canadian dollars, in thousands, except per share data)
Income Statement Data:

Sales                                                            $1,790,705    $1,620,620   $1,376,727   $  921,244    $ 800,523
Cost of sales                                                       751,874       625,065      507,588      319,745      260,471
                                                                 ----------    ----------   ----------   ----------    ---------
Gross margin                                                      1,038,831       995,555      869,139      601,499      540,052

Expenses
  Selling, general and administrative                               531,308       494,429      346,106      231,060      196,073
  Research and development                                          264,421       258,879      155,330       97,205       66,066
  Restructuring costs /(1)/                                         118,030       181,444          --           --           --
  Purchased research and
     development in process /(2)/                                       --         52,762       96,940          --           --
                                                                 ----------    ----------   ----------   ----------    ---------

Income from operations                                              125,072         8,041      270,763      273,234      277,913
Interest income, net                                                  8,121         9,761       18,605       22,607       15,952
Net gain on investments /(3)/                                       188,726        50,401       (1,564)      12,715           --
Other expenses                                                      (20,802)      (12,889)      (8,051)      (3,443)      (6,512)
                                                                 ----------    ----------   ----------   ----------    ---------
Earnings before income taxes
  and non-controlling interest                                      301,117        55,314      279,753      305,113      287,353
Provision for income taxes                                          121,303        73,001      117,718      100,779       96,944
Non-controlling interest                                                653           631        5,118        1,470        2,019
                                                                 ----------    ----------   ----------   ----------    ---------

Net earnings (loss) /(4)/                                        $  179,161    $  (18,318)  $  156,917   $  202,864    $ 188,390
                                                                 ==========    ==========   ==========   ==========    =========

Earnings (loss) per share
  Basic                                                          $     1.01    $    (0.10)  $     0.92   $     1.22    $    1.16
  Fully diluted                                                  $     1.01    $    (0.10)  $     0.91   $     1.19    $    1.11

Weighted average number of shares
  Basic                                                             177,630       174,617      170,510      165,842      162,891
  Fully diluted                                                     177,630       174,617      184,595      179,665      175,823

                                                                                        Fiscal Year Ended
                                                                 ---------------------------------------------------------------
                                                                  May 2,      April 30,    April 30,    April 30,    April 30,
                                                                  1999         1998         1997         1996         1995

                                                                   (Canadian dollars, in thousands, except per share data)
Income Statement Data (continued):

U.S. GAAP /(5)/
    Net earnings (loss)                                         $179,161     $(18,318)    $156,917     $202,864     $188,390

   Earnings (loss) per share
      Basic                                                        $1.01       $(0.10)       $0.92        $1.22        $1.16
      Diluted                                                      $0.99       $(0.10)       $0.90        $1.19        $1.13
      Diluted-- US                                               US$0.66     US$(0.07)     US$0.66      US$0.87      US$0.82

   Weighted average number of shares
      Basic                                                      177,630      174,617      170,510      165,842      162,891
     Diluted                                                     180,376      174,617      174,525      170,990      166,646

                                                                 May 2,       April 30,    April 30,    April 30,    April 30,
                                                                  1999          1998         1997         1996         1995

                                                                                  (Canadian dollars in thousands)
Balance Sheet Data:

Working capital                                               $1,243,991   $  945,892    $  638,392   $  658,087    $ 491,888
Total assets                                                   2,470,624    1,966,825     1,496,703    1,093,417      827,163

Short term debt (including current
 portion of long term obligations)                                 2,869        4,136         7,353        2,302        2,562
Long term obligations                                            384,021      383,311        10,817          860        3,493
Shareholders' equity                                           1,529,219    1,233,620     1,126,499      902,686      674,645

-----------

(1)  See Note 14 to the Consolidated Financial Statements.
(2)  See Note 15 to the Consolidated Financial Statements.
(3)  See Note 16 to the Consolidated Financial Statements.
(4) Pro forma net earnings, which exclude net gain on investments and non-recurring charges, relating primarily restructuring costs and purchased research and development, for the periods presented are disclosed in the "Net Earnings (Loss)" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(5) Financial information in this Annual Report on Form 10-K is presented in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which also conform in all material respects with accounting principles generally accepted in the United States ("U.S. GAAP"), except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, the write off of purchased research and development in process, as disclosed in Note 15, and the method of calculation of earnings per share, as disclosed in Note 18.

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

                                                  Fiscal Year Ended
                                         -----------------------------------
                                          May 2,   April 30,   April 30,
                                           1999      1998        1997
 Sales                                    100.0%      100.0%       100.0%
 Cost of sales                             42.0        38.6         36.9
                                          -----       -----        -----
 Gross margin                              58.0        61.4         63.1

 Expenses
    Selling, general and administrative    29.7        30.5         25.1
    Research and development               14.7        16.0         11.3
    Restructuring costs                     6.6        11.2           --
    Purchased research and
       development in process               --          3.2          7.0
                                          -----       -----        -----

 Income from operations                     7.0         0.5         19.7

 Interest income, net                       0.5         0.6          1.3
 Net gain on investments                   10.5         3.0           --
 Other expenses                            (1.2)       (0.7)        (0.7)
                                          -----       -----        -----

 Earnings before income taxes
    and non-controlling interest           16.8         3.4         20.3

 Provision for income taxes                 6.8         4.5          8.5

 Non-controlling interest                   0.0         0.0          0.4
                                          -----       -----        -----

 Net earnings (loss)                       10.0%       (1.1)%       11.4%
                                          =====       =====        =====

Sales

                                                       Fiscal Year Ended
                                           ------------------------------------

                                             May 2,      April 30,    April 30,
                                              1999         1998        1997

                                              (Canadian dollars in thousands)
 Sales                                     $1,790,705   $1,620,620   $1,376,727
                                           ==========   ==========   ==========

 Increase over prior year                     10%           18%         49%

Sales grew in fiscal 1999 compared to fiscal 1998 due to increased sales volume of products based on packet technologies for wide area network applications (WAN Packet products) offset in part by a decline in revenues from products based on packet technologies for local area network applications (LAN Packet products). Sales grew in fiscal 1998 compared to fiscal 1997 due to increased sales volume of both WAN Packet and LAN Packet products, offset in part by a decline in sales of circuit switched networking products.

The following table illustrates, for the periods indicated, the percentage of sales that comprise each of the Company's major product lines.

                                                  Fiscal Year Ended
                                          -------------------------------

                                          May 2,    April 30,    April 30,
                                          1999       1998         1997
   WAN Packet products                      59%       46%          33%
   Circuit switched networking products     38       41            57
   LAN Packet products                       3       13            10
                                           ---      ---           ---
                                           100%     100%          100%
                                           ===      ===           ===

The following table illustrates, for the periods indicated, the annual sales growth rates for each of the Company's major product lines.

                                               Fiscal Year Ended
                                          -------------------------------

                                          May 2,   April 30,    April 30,
                                          1999      1998         1997

  WAN Packet                               43%        62%         98%
  Circuit switched networking               2        -15          20
  LAN Packet                              -78         56         673

Growth in sales of WAN Packet products was predominantly the result of increased acceptance and demand by service providers throughout the world for the Company's asynchronous transfer mode (ATM) products.

Sales of circuit switched networking products have been and are expected to be subject to potential declines and quarterly variability as customers throughout the world increasingly adopt packet technologies.

LAN Packet product revenues declined in fiscal 1999 relative to fiscal 1998 as a result of sharp decreases in revenue derived from products associated with the former Ungermann-Bass Networks Inc. ("UB") organization, which the Company acquired in January 1997. The

Company restructured its activities in the LAN business, including the former UB, in the third quarter of fiscal 1998 and instituted an end of life program in the second quarter of fiscal 1999 to discontinue the sale and development of LAN Layer 2 Switching products. In fiscal 1998 and in fiscal 1997 LAN Packet product revenues increased, mainly as a result of the purchase of UB.

The Company expects the proportion of sales derived from WAN Packet products to continue to increase relative to sales derived from circuit switched networking products in fiscal 2000 when compared to fiscal 1999. Sales growth, however, may be impeded due to longer sales cycles often associated with the adoption of newer, less established technologies.

The Company sells its products to service providers for applications that provide a range of value-added services, such as Virtual Private Networks
(VPNs), wide area network support and Internet access, and for resale to end users. Deliveries to original equipment manufacturers (OEMs) for service provider customers and deliveries under certain large contracts with service providers contributed significantly to sales in fiscal 1999, fiscal 1998 and fiscal 1997. Sales to Siemens AG and subsidiaries were generally under OEM arrangements for resale to end users. Sales to service providers and enterprises as a percentage of total sales and the proportion of sales to Siemens AG were as follows.

                                           Fiscal Year Ended
                                   -------------------------------
                                   May 2,    April 30,   April 30,
                                    1999       1998        1997
  Service providers                  75%        69%         66%
  Enterprises                        25         31          34
                                    ---        ---         ---
                                    100%       100%        100%
                                    ===        ===         ===

  Sales to Siemens A.G.              18%        16%         18%
                                    ===        ===         ===

The proportion of revenue derived from service providers in fiscal 1999 increased relative to fiscal 1998 due to the decline in revenues of former UB Networks products, which largely serve enterprise customers. The proportion of revenue derived from service providers in fiscal 1998 increased relative to fiscal 1997 primarily as a result of increased acceptance and demand by service providers for the Company's WAN Packet products.

The following table sets forth, for the periods indicated, the percentage of consolidated sales derived by sales management in each of the principal geographic regions in which the Company operates.

                                            Fiscal Year Ended
                                      ------------------------------
                                       May 2,   April 30,   April 30,
                                        1999      1998        1997
  Americas Region                      51%       51%         49%
  European Region                      35%       31%         33%
  Asia Pacific Region                  14%       18%         18%

Sales increased in fiscal 1999 relative to fiscal 1998 in both the Americas Region and the European Region, although sales decreased in the Asia Pacific Region during the same period as a result of a downturn in economic activity in that region. For additional geographic segment information, see Note 20 to the Consolidated Financial Statements.

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. The decrease in exchange rates of the Canadian dollar for the Pound Sterling and the U.S. dollar during fiscal 1999, relative to exchange rates during fiscal 1998, resulted in a 6% or $91,248,000 positive variance in reported sales as compared to fiscal 1998. The decrease in exchange rates of the Canadian dollar for the Pound Sterling and the U.S. dollar during fiscal 1998, relative to exchange rates during fiscal 1997, resulted in a 7% or $95,736,000 positive variance in reported sales as compared to fiscal 1997. As substantial portions of the Company's cost of sales and other expenses are also incurred in U.S. dollars and Pounds Sterling, the variations in rates of exchange did not result in a material variance in net earnings for fiscal 1999, fiscal 1998 or fiscal 1997. For information related to the Company's policies in its management of foreign exchange exposures, see "Quantitative and Qualitative Disclosures About Market Risk" and Note 10 to the Consolidated Financial Statements.

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

The Company may become subject to sales fluctuations toward the end of calendar 1999 as the issue of Year 2000 date compliance may influence customer buying patterns. Sales mix shifts may occur due to customers limiting their purchases of networking equipment to products that they have already tested for Year 2000 Compliance within their networks, which would shift sales mix away from emerging product offerings and software upgrades. Sales declines could result if customers decide to delay expansion of their networks to after January 1, 2000. The majority of the Company's current product offerings have Year 2000 Compliant versions available and all emerging offerings are designed to be Year 2000 Compliant, so the Company does not anticipate significant sales fluctuations associated with Year 2000 date compliance. The Company will have a better indication of potential fluctuations in the second half of calendar 1999. Refer to the "Year 2000 Date Compliance" section of this report for a summary of the Company's program for ensuring that all of its products are Year 2000 date compliant.

Cost of Sales and Gross Margin

                                               Fiscal Year Ended
                                     -----------------------------------

                                      May 2,      April 30,    April 30,
                                       1999         1998         1997

                                        (Canadian dollars in thousands)
 Gross margin                        $1,038,831    $995,555     $869,139
                                     ==========    ========     ========

 As a percentage of sales                    58%         61%          63%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin as a percentage of sales declined in fiscal 1999 relative to fiscal 1998 due to the continuing shift in the mix of sales from higher gross margin circuit switched networking products to lower margin WAN Packet products. In addition, the gross margin, expressed as a percentage of sales, was negatively impacted by lower average selling prices as the Company experienced increased competition on product pricing, particularly in the market for products based on packet technologies.

The decline in the gross margin as a percentage of sales in fiscal 1998 relative to fiscal 1997 was primarily the result of the decline in revenues from circuit switched networking products, which carried gross margins above the average gross margins earned on the Company's other products.

The impact on product pricing of increased competition, particularly in the market for products based on packet technologies, may constrain the Company's ability to maintain gross margins with reductions in per unit costs. As a result, the gross margin as a percentage of sales may deteriorate in fiscal 2000 compared to fiscal 1999.

Selling, General and Administrative Expenses


                                                      Fiscal Year Ended
                                              ---------------------------------

                                              May 2,     April 30,     April 30,
                                               1999        1998          1997

                                                (Canadian dollars in thousands)
Selling, general and administrative expenses   $531,308    $494,429    $346,106
                                               ========    ========    ========

As a percentage of sales                             30%         31%         25%

Increase over prior year                              7%         43%         50%

Selling, general and administrative expenses increased in fiscal 1999 relative fiscal 1998 principally as a result of increased remuneration costs associated with salary increases and the addition of sales, marketing and technical support personnel. Other increases in fiscal 1999 relative to fiscal 1998 included amortization costs associated with upgrading information technology infrastructure, and increased marketing costs related to the introduction of new products and expanded advertising programs.

The decrease in selling, general and administrative expenses as a percentage of sales in fiscal 1999 relative to fiscal 1998 resulted from the lower percentage increase in expenditures as compared to the larger percentage increase in revenues over the same period. Management anticipates that selling, general and administrative expenses as a percentage of sales will continue to decline in fiscal 2000 relative to fiscal 1999.

The increase in selling, general and administrative expenses as a percentage of sales in fiscal 1998 over fiscal 1997 reflects the higher cost structure of companies acquired during fiscal 1997 and the impact of sequential sales declines in the first three quarters of fiscal 1998.

Research and Development


                                                        Fiscal Year Ended
                                                --------------------------------

                                                May 2,      April 30,  April 30,
                                                 1999        1998       1997

                                                 (Canadian dollars in thousands)
 Gross research and development expenditures      $339,844   $305,357  $195,229

 Investment tax credits                             37,846     34,971    26,400

 Customer, government and other funding             30,013      5,507     9,484

 Net deferral (amortization) of
   software development costs                        7,564      6,000     4,015
                                                  --------   --------  --------

 Net research and development expenses            $264,421   $258,879  $155,330
                                                  ========   ========  ========

 Gross expenditures as a percentage of sales            19%        19%       14%

 Increase in gross expenditures over prior year         11%        56%       49%

 Recoveries as a percentage of gross expenditures       22%        15%       20%

 Net research and development
  expenses as a percentage of sales                     15%        16%       11%

 Increase in net expenditures over prior year            2%        67%       60%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. The sequential increases in gross research and development expenditures in fiscal 1999 and fiscal 1998 reflect spending on the development of higher and lower capacity ATM switches and interfaces, development of switches, forwarding engines, interfaces and services for IP traffic, and related network management and service software. The majority of the increase resulted from salary increases for engineering staff and increased amortization associated with capital deployed in research and development.

Recoveries increased as a percentage of gross expenditures in fiscal 1999 compared to fiscal 1998 due to an increase in customer, government and other funding. The increase in customer, government and other funding is mainly as a result of funding secured for the Company's broadband wireless access product initiative, as described in Note 13 to the Consolidated Financial Statements. Management expects the level of recoveries, as a percentage of gross research and development expenditures, in fiscal 2000 to approximate or exceed the level in fiscal 1999 based on current levels of committed customer, government and other funding relative to planned spending levels.

Recoveries decreased as a percentage of gross expenditures in fiscal 1998 compared to fiscal 1997 due to declines in investment tax credits and in customer, government and other funding as a proportion of gross research and development expenditures.

The markets for the Company's products are characterized by continuing technological change. The Company plans to increase gross research and development expenditures in fiscal 2000 relative to fiscal 1999 to address the requirements of service providers as they invest in new infrastructures to meet the challenges of growing demand for new communications services and increased competition.

Restructuring Costs

Restructuring costs are comprised of the following.

                                                        Fiscal Year Ended
                                                 ------------------------------

                                                  May 2,  April 30,  April 30,
                                                   1999     1998       1997
     Restructuring programs, April 1999          $ 73,570  $     --   $    --
     Layer 2 Switching End of Life                 37,928        --        --
     Asia Pacific Resources Relocation              6,532        --        --
     LAN business restructuring, November 1997         --   181,444        --
                                                 --------  --------  --------
                                                 $118,030  $181,444   $    --
                                                 ========  ========  ========

In April 1999, the Company decided to streamline the operations of regional sales and support organizations as well as its marketing and product development organizations. The restructuring costs associated with the sales, support and marketing organizations ("Sales and Marketing") consisted primarily of costs related to workforce and facilities reductions, as the Company has announced a reduction in the number of locations in which it will have a physical presence in favour of distributors in certain markets, and subcontractors for certain functions. Restructuring costs associated with product development relate primarily to asset impairment losses related to the capping, discontinuation or divestiture of the development of certain products, and the centralization of development laboratories to make the development process more efficient. Restructuring costs of $73,570,000 comprise the following:

                                               Sales and    Product
                                               Marketing  Development   Total
  Asset impairment losses
       Inventory                                 $ 2,606      $ 8,994  $11,600
       Property, plant and equipment               6,576       29,104   35,680
       Other current and non-current assets          568        2,249    2,817
                                                 -------      -------  -------
                                                   9,750       40,347   50,097
                                                 -------      -------  -------

  Provision for restructuring
       Reduction in work force                    14,595          427   15,022
       Reduction in facilities                     6,627           --    6,627
       Other restructuring costs                   1,653          171    1,824
                                                 -------      -------  -------
                                                  22,875          598   23,473
                                                 -------      -------  -------

  Restructuring costs                            $32,625      $40,945  $73,570
                                                 =======      =======  =======

All of the amounts listed in the provision for restructuring are reflected in accrued liabilities as at May 2, 1999.

The provision for the reduction in work force includes severance, related medical and other benefits, and other obligations to employees. The provision includes termination benefits for approximately 200 employees. The work force reductions will occur in Japan, Russia and various other countries. The Company anticipates that these work force reductions will be substantially completed in the first half of fiscal 2000.

The provision for the reduction in facilities comprises primarily lease payments and fixed costs associated with the closure of sales, support and administrative facilities in Europe, Japan and the United States. The Company expects to complete these facilities closures in the first half of fiscal 2000.

The provision for other restructuring costs comprises professional fees and other various direct incremental costs associated with the restructuring plan.

In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of the enhancement of the focus on the Company's dominant and more profitable products. This program, substantially complete at the end of fiscal 1999, created impairment losses associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments.

In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge of $6,532,000 incurred in October 1998 reflects the accrual of involuntary termination benefits, lease cancellation penalties and other direct costs associated with the transition. As at May 2, 1999, $1,215,000 of these costs had been incurred. Additional costs related to the transfer of personnel and equipment, the recruitment of new staff and the expansion of facilities in Hong Kong are being expensed as incurred. These additional costs, estimated at $9,000,000, were not significant in fiscal 1999 with the majority of the costs to be incurred during the first two quarters of fiscal 2000.

In November 1997, the Company restructured its activities relating to its LAN business. The restructuring plan involved the formation of an alliance with a company strongly positioned in the LAN business, and the reduction of the Company's direct participation, and related costs, in the LAN business. In repositioning the way in which the Company addressed the LAN market, the restructuring plan created impairment losses on certain assets associated with the LAN business and liabilities associated with restructuring activities. Accordingly, the Company recognized restructuring costs of $181,444,000 in the third quarter of fiscal 1998. The restructuring plan is completed.

Purchased Research and Development In Process

In November 1997, the Company acquired a 49.9% equity interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for ATM networks, for cash consideration of $53,676,000. The majority of the purchase price ($52,762,000) was allocated to purchased research and development in process. Under accounting principles generally accepted in Canada, the purchased research and development in process was amortized on a straight line basis over its estimated useful life of six months. Accordingly, the Company recorded amortization of $52,762,000 in fiscal 1998.

The Company capitalized purchased research and development in process of $96,940,000 in fiscal 1997 related to the acquisition of UB Networks. The Company reviewed the recoverability of the purchased research and development in process during the fourth quarter of the fiscal 1997, and determined that it no longer met all the criteria for deferral, which resulted in the balance being written off as a charge to net earnings.

Interest and Other Expenses

                                                    Fiscal Year Ended
                                            ---------------------------------

                                            May 2,     April 30,     April 30,
                                             1999        1998          1997

                                              (Canadian dollars in thousands)
 Interest income                            $34,248     $11,581     $19,956
 Interest expense on long term obligations   26,127       1,820       1,351
 Other expenses                              20,802      10,448       9,615

Interest income earned in fiscal 1999 increased as compared to fiscal 1998 due to an increase in the average cash position maintained by the Company. The primary contributors to the increase in the cash position were proceeds received from the sale of long term investments and proceeds from the issuance of Senior Notes in April 1998. Interest income earned in fiscal 1998 decreased as compared to fiscal 1997 due to declines in the cash position maintained by the Company and due to declines in interest rates earned on investments. Interest expense on long term obligations increased in fiscal 1999 relative to fiscal 1998 and fiscal 1997 primarily due to the issuance of US$225,000,000 in Senior Notes in April 1998. Other expenses increased in fiscal 1999 relative to fiscal 1998 and fiscal 1997 primarily as a result of the Company's equity share of its affiliate companies losses.

Net Gain on Investments

                                               Fiscal Year Ended
                                      ---------------------------------

                                      May 2,      April 30,   April 30,
                                       1999         1998         1997

                                        (Canadian dollars in thousands)
 Cambrian Systems Corporation         $131,748     $    --     $    --
 Advanced Computer Communications      128,336          --          --
 Vienna Systems Corporation             15,846          --          --
 Tundra Semiconductor Corporation       11,748          --          --
 Broadband Networks Inc.                    --      47,960          --
 West End Systems Corp.                (33,521)         --          --
 Other divestitures                         --       6,528          --
 Investment impairment write downs     (65,431)     (4,087)     (1,564)
                                      --------     -------     -------
                                      $188,726     $50,401     $(1,564)
                                      ========     =======     =======

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Northern Telecom Limited ("Nortel") for cash proceeds of US$95,674,000 (Cdn$147,158,000). The proceeds include an earn-out payment of US$1,935,000 (Cdn$2,855,000) received by the Company as a result of certain specified financial performance targets being met by Cambrian. The proceeds exclude future potential earn-out payments of approximately US$21,000,000 which will be received by the Company if certain specified financial performance targets are met by Cambrian.

In October 1998, the Company completed the sale of its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of US$167,319,000 (Cdn$258,308,000). ACC's results of operations were consolidated with the Company's results for the first six months of fiscal 1999 ended November 1, 1998. The results of operations and the financial position of ACC were not significant relative to the Company's consolidated results of operations and financial position for all periods presented.

In December 1998, the Company sold its minority ownership position in Vienna Systems Corporation to Nokia Corporation for cash proceeds of $39,716,000.

In February 1999, the Company sold a portion of its minority ownership position in Tundra Semiconductor Corporation for cash proceeds of $19,498,000 as part of an initial and secondary share offering by Tundra.

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

The Company evaluates, on an ongoing basis, the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value of these investments. In fiscal 1999, the financial performance of certain investee companies as well as deteriorating economic conditions in Brazil and Russia led to investment impairment write downs of $65,431,000.

Income Taxes

                                               Fiscal Year Ended
                                        -------------------------------

                                        May 2,    April 30,   April 30,
                                         1999       1998        1997
  Income tax rate                         40%        132%         42%
  Income tax rate excluding
     non-recurring gains and charges      30%         30%         31%

The income tax rates for fiscal 1999, fiscal 1998 and fiscal 1997 differ from the income tax rates, excluding non-recurring gains and charges, due to limits on the deductibility of certain elements of restructuring costs recorded in fiscal 1999 and fiscal 1998 and purchased research and development in process recorded in fiscal 1998 and fiscal 1997. The composite rates of income tax, excluding non-recurring gains and charges, for fiscal 1999, 1998 and 1997 were reduced from the statutory rate primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rates of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax, excluding non-recurring gains and charges, will remain lower than the statutory rate because of the deductibility related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company. See Note 17 to the Consolidated Financial Statements.

Non-Controlling Interest

The non-controlling interests' share of net earnings in fiscal 1999, fiscal 1998 and fiscal 1997 represented less than 1% of the Company's sales in fiscal 1999, fiscal 1998 and fiscal 1997. The non-controlling interests' share of net earnings in fiscal 1997 of $5,118,000 related primarily to profits from the operations of Transistemas S.A., an Argentine systems integrator of networking products. As at May 2, 1999 there are non-controlling interests in three of the Company's subsidiaries. All three of these subsidiaries are systems integrators of networking products in Latin America.

Net Earnings (Loss)



                                                       Fiscal Year Ended
                                                -------------------------------


                                                 May 2,     April 30,  April 30,
                                                   1999        1998      1997

                                                 (Canadian dollars in thousands)
 Net earnings (loss)                            $ 179,161   $(18,318)  $156,917

 Non-recurring gains and charges
   Restructuring costs                            118,030    181,444         --
   Purchased research and
    development in process                             --     52,762     96,940
   Settlement of litigation/(1)/                       --      2,642         --
   Net gain on investments                       (188,726)   (50,401)     1,564
   Provision for income taxes on
    non-recurring gains and charges                53,329        767         --
                                                ---------   --------   --------

 Pro forma net earnings, excluding
  non-recurring gains and charges               $ 161,794   $168,896   $255,421
                                                =========   ========   ========

 Pro forma net earnings, excluding non-recurring
  gains and charges, as a percent of sales              9%        10%        19%

 Pro forma net earnings, excluding non-recurring
  gains and charges, per share
   Canadian GAAP
     Basic                                      $    0.91   $   0.97   $   1.50
     Fully diluted                              $    0.91   $   0.97   $   1.45
   U.S. GAAP
     Basic                                      $    0.91   $   0.97   $   1.50
     Diluted                                    $    0.90   $   0.95   $   1.46
     Diluted - US                             US$    0.59 US$   0.68 US$   1.07

(1) Included within selling, general and administrative expenses on the Consolidated Statement of Earnings.

A reconciliation of the major components of the change in net earnings, as compared to the prior fiscal year, for each of the fiscal years reported is as follows.

                                                          Fiscal Year Ended
                                                -------------------------------

                                                 May 2,   April 30,  April 30,
                                                  1999      1998       1997

                                                (Canadian dollars in thousands)
Gross margin from sales increase                  $104,484  $153,972   $297,394
 (Decrease) in product gross margins
  as a percentage of sales                         (61,208)  (27,556)  (29,754)
(Increase) in operating expenses                   (45,063) (249,230)  (173,171)
(Increase) in interest and other expenses, net     (11,994)   (9,677)   (10,174)
Decrease (increase) in income taxes on
    pro forma net earnings                           4,260    45,484    (21,136)
 (Increase) decrease in non-controlling interest       (22)    4,487     (3,648)
                                                  --------  --------   --------

(Decrease) increase in pro forma net earnings       (9,543)  (82,520)    59,511

Change in non-recurring gains and charges,
  net of income taxes                              207,022   (92,715)  (105,458)
                                                  --------  --------

 Increase (decrease) in net earnings               197,479  (175,235)   (45,947)

 Net earnings (loss) in prior year                 (18,318)  156,917    202,864
                                                  --------  --------   --------

 Net earnings (loss)                              $179,161  $(18,318)  $156,917
                                                  ========  ========   ========

Reconciliation of Financial Results to United States Accounting Principles

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, the write off of purchased in process research and development, as disclosed in Note 15, and the method of calculation of earnings per share, as disclosed in Note 18. Other than the accounting treatment associated with any future acquisitions or mergers, the Company expects that the differences in future years will not be significant.

Financial Condition

During the fiscal year ended May 2, 1999 working capital increased from $945,892,000 to $1,243,991,000. As at May 2, 1999 the Company had $879,694,000
of cash and cash equivalents, which represented an increase of $380,416,000 during fiscal 1999. The most significant contributing item to the increase in cash and cash equivalents in fiscal 1999 was proceeds from the sale of long term investments, which amounted to $456,966,000 (see Note 16 to the Consolidated Financial Statements). A summary of the major cash flow components by activity is as follows.


                                                 May 2,    April 30,  April 30,
                                                  1999       1998      1997

                                                (Canadian dollars in thousands)

  Net earnings (loss)                           $179,161   $(18,318) $ 156,917
  Add back items not affecting cash
     Non recurring (gains) and charges           (73,551)   183,805     96,940
     Amortization and other non-cash charges     235,062    158,474    118,096
  (Increase) decrease in working capital,
     excluding cash and cash equivalents        (121,688)  (222,436)  (148,579)

  Cash flow from operating activities            218,984    101,525    223,374
                                                --------  ---------  ---------

  Additions to property, plant and equipment    (213,903)  (276,778)  (131,641)
  Proceeds on sale of long term investments      456,966     66,672         --
  Long term investments and other               (184,882)  (199,581)  (267,960)

  Cash flow from investing activities             58,181   (409,687)  (399,601)
                                                --------

  Proceeds from stock option exercises           112,293     89,430     54,096
  Net increase (decrease) in long term debt        2,533    366,312     (5,218)
                                                --------  ---------  ---------


  Cash flow from financing activities            114,826    455,742     48,878
                                                --------  ---------  ---------

  Impact of foreign currency translation
     and cash from acquisitions                  (11,575)    17,794      5,504
                                                --------  ---------  ---------

  Net cash flow during the period               $380,416  $ 165,374  $(121,845)
                                                ========  =========  =========

Principal components of the Company's working capital are accounts receivable, inventory, and accounts payable. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry. Accounts receivable, as a proportion of revenue, remained consistent in fiscal 1999 as compared to fiscal 1998. Inventory turns improved during the year from 3.2 times in fiscal 1998 to 3.6 times in fiscal 1999.

In April 1998 the Company issued US$225,000,000 Senior Notes due April 2003 bearing a coupon rate of 6.51%. The Senior Notes require semi-annual payments of interest only, with the principal due at maturity. The Company's obligation under the Senior Notes can be satisfied at any time prior to maturity subject to a make whole provision. The Senior Notes are unsecured.

In January 1998 the Company entered into and received $50,000,000 under a long term loan agreement. The loan agreement includes a term loan portion and a demand loan portion, both due January 2003. The term loan bears interest at the fixed rate of 5.46% and the demand loan bears interest at a floating rate equal to the one month's bankers' acceptance rate. The term loan requires semi-annual payments of interest only, with the principal due at maturity. The Company's obligation under the term loan can be satisfied at any time prior to maturity subject to a make whole provision. The term loan is secured by 654,220 Nortel shares. The demand loan, which is unsecured, requires monthly payments of interest only, with the principal due at maturity.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $156,258,000, primarily with banks in Canada, the United Kingdom, the United States and Chile. At May 2, 1999 $5,881,000 was being utilized under these credit facilities, primarily attributed to non-wholly owned subsidiary Coasin S.A.

During fiscal 1999 and fiscal 1998 the Company generated cash proceeds of $456,966,000 and $66,672,000, respectively, on the sale of equity positions in the following companies. Details of each transaction are described in Note 16 to the Consolidated Financial Statements.


                                             May 2,     April 30,  April 30,
                                              1999        1998       1997

                                              (Canadian dollars in thousands)
  Advanced Computer Communications           $258,308      $    --   $  --
  Cambrian Systems Corporation                147,158           --      --
  Vienna Systems Corporation                   39,716           --      --
  Tundra Semiconductor Corporation             19,498           --      --
  Broadband Networks Inc.                          --       66,672      --
  Less: escrow provisions                      (7,714)          --      --
                                             --------     --------   -----

  Proceeds on sale of long term investments  $456,966      $66,672   $  --
                                             ========     ========   =====

Capital expenditures for fiscal 1999 of $213,903,000 declined as compared to those of fiscal 1998 ($276,778,000) because there was no major facilities expansion cost incurred during fiscal 1999. Capital expenditures for fiscal 1998 exceeded those of fiscal 1997 as the Company invested in new facilities in Canada, in land in the metropolitan area of Washington, D.C., in research and development and manufacturing equipment and in information systems. Management anticipates that the level of capital expenditures for fiscal 2000 will be approximately consistent with the level of capital expenditures incurred in fiscal 1999. The Company may also increase its current investments in associated companies. The Company intends to fund capital expenditures and investments with existing cash and cash expected to be generated from operations during fiscal 2000, supplemented as appropriate by divestitures or the issuance of shares or debt. In addition, the Company may use a portion of its cash resources to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

Management believes that the Company's liquidity in the form of existing cash resources, its credit facilities, as well as cash generated from operations and financing activities, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 2000 and into the foreseeable future.

Management believes that inflation did not have a material effect on operations during the fiscal year ended May 2, 1999.

Recent Developments

In May 1999, the Company completed its investment in TeraBridge Technologies Corporation ("Terabridge"), which specializes in delivering intelligent call and service control products to service providers and is headquartered in Gurnee, Illinois. The Company acquired a 19% equity ownership position for US$60,000,000 (Cdn$90,511,000) and has an option to increase its equity ownership position to 50% for US$10,000,000.

In June 1999, the Company announced a definitive agreement to acquire Stanford Telecommunications Inc. ("STII") (STII: NASDAQ), a leading supplier of broadband wireless technology and products. The net purchase price of the acquisition is estimated at US$280,000,000 (Cdn$ 411,740,000) which represents the gross purchase price of approximately US$490,000,000 (Cdn$720,545,000) net of proceeds from the divestiture of divisions of STII that are unrelated to the Company's core business. The boards of directors of the Company and STII have approved an agreement and plan of merger, subject to conditions including approval by STII's stockholders, whereby the Company will acquire all of the outstanding shares of common stock of STII in a tax-free, stock-for-stock exchange. Under the agreement STII stockholders will receive for each share of common stock US$30 in the Company stock plus a contingent value right (CVR) which will give them a participation in the proceeds on the sale of other operations above a minimum amount. This participation will also be payable in the form of the Company common shares. The CVR is expected to have a value of up to US$5 per share.

Year 2000 Date Compliance

The Company acknowledges the Year 2000 transition as a serious business issue and is committed to addressing the challenge of becoming Year 2000 date compliant. The Company's program ("Year 2000 Date Compliance"), established in May 1997, addresses compliance both externally, to our customers, suppliers, and other associates, and internally for the Company's systems and procedures. The program continues to receive sponsorship and support from the highest levels of the Company's Management and regular progress meetings are conducted, including formal quarterly reports to a senior management committee. Despite the extensive efforts dedicated to the program, there can be no assurance that all Year 2000 Date Compliance activities will be completed before problems associated with the Year 2000 transition potentially occur.

Various formal messages for conveying Year 2000 Date Compliance information to customers and other external parties have been developed for Company products.

 . Year 2000 Date Compliance Statement to Customers and Definition of Terms, which indicates how the Company interprets Year 2000 Date Compliance;

 . The Year 2000 Date Compliance Requirements Specification, which sets forth evaluation of products for Year 2000 Date Compliance;

 .  Year 2000 Date Compliance Product List, which lists the Year 2000 Date
   Compliance characterization for the majority of the Company's products and releases, including many "discontinued" product offerings.

The Company has completed the evaluation of its major product offerings. The majority of products have been classified as either Compliant, having Compliant versions currently available or are Date Compliance Not Applicable. The majority of older or "discontinued" product offerings have been reviewed, with certain offerings found to be Non-Compliant, and others that will not be evaluated for Year 2000 Date Compliance. All the formal messages and Year 2000 Date Compliance Additional Notes are available on the Company's worldwide web site at http://www.newbridge.com/year2000/.

The Company recognizes that customers view the Year 2000 rollover as a sensitive time for their networks and are looking for reassurance that their organizations will continue to receive service support during this time. It is the Company's intent to fulfill our contractual obligations to customers during this period. Throughout the Year 2000 and the following leap year rollovers the three regional Newbridge Technical Assistance Centers will be operating under the normal practice of 24 hour, 365 days a year service coverage, including readiness to address Year 2000 issues. The Company will also ensure staffing during the rollover period of its Strategic Network Services and Network Design groups during the rollover period as a component of the Year 2000 Date Compliance Contingency Planning process. The Company is investigating the various means by which technical information is disseminated to customers to ensure the most effective delivery of Year 2000 bulletins during the transition period. Formal messages from the Company's service organizations to customers and other external parties are available on the Company's worldwide web site at http://www.newbridge.com/year2000/.

The internal compliance element of Year 2000 Date Compliance includes the distribution of responsibility among fourteen "Program Areas" of which each of the Company's operating groups is represented by at least one. Each group is responsible for eight main activities that address the exposure of their Program Areas, as follows.

          i) Awareness - Inform all employees and ensure awareness of Year 2000 Date Compliance issues and how they affect the employees, their customers and their suppliers. This includes ensuring support and dedication to the program throughout the Company.

          ii) Inventory - Take stock of all information technology (IT) systems and equipment and non-IT systems and equipment in use by the Company potentially affected by Year 2000 Date Compliance.

          iii) Impact Analysis - Assess the significance of each item in the inventory in order to prioritize investigation and testing activities.

          iv) Investigation and Testing - Examine items recorded during the inventory stage to determine their state of compliance based on the priority set during the impact analysis stage. This step includes requesting product information from suppliers and the formal testing of systems and equipment under controlled conditions.

          v) Remedial Activities - After analyzing the compliance status of an item, determine remedial action, if any, to be taken should an item be found to be non-compliant. Actions include fixing errors, following a path to make the item compliant, or complete replacement with a compliant alternative.

          vi) Implementation/Adoption - Once compliance status has been reached the item is made available for use.

          vii) Critical Supplier Assessment - Identify, analyze and assess the Year 2000 readiness of critical suppliers of products and services. Actions include judging assurances that equipment supplied is date compliant, the supplier is also diligently undertaking a Year 2000 readiness plan with respect to its own internal systems to minimize the risk of supply disruptions and that contingency planning activities are active. To assist with and to standardize this task, a formal Year 2000 Date Compliance Supplier Assessment process is being used of which one part is the use of formal readiness questionnaires. The Company's supplier assessment initiatives commenced in April 1998 with a mass mailing to over 11,500 vendors from which the Critical Supplier list was originally built. Further targeted mailings and vendor contacts have since been adopted. The Company has not yet obtained adequate assurances from suppliers with respect to their Year 2000 readiness because a significant number (nearly 40% as at end of May, 1999) of questionnaires sent to critical suppliers have not generated a response. The Company will use alternate suppliers in the event that the supplier does not provide satisfactory answers.

          viii) Contingency Planning - Identify, review and address methods by which the potential of Year 2000 related risks can be further mitigated before they occur. Identify, review and address the criteria for invoking a contingency plan. Identify, review and address the steps which may be necessary to cope with actual operational problems including, as an integral part, increases in service and support resources. To assist with and to standardize this task, a formal Year 2000 Date Compliance Contingency Planning process is being used following a business function review and Year 2000 risk exposure assessment. An essential part of this process is the formulation of Crisis Communications Plans for Year 2000 scenarios.

The Company believes that PC desktop and Unix hardware environments are substantially compliant. Repeatable automated inventory and remediation procedures are used to monitor, install and maintain compliance. Adoption of compliant versions of wide area network equipment is completed and compliance of office-based local area networks and telephony is proceeding as planned in accordance with office relocations and infrastructure reinforcement initiatives. The Company believes that compliance of all business-critical systems has been substantially completed. To meet changing business requirements the Company continues to re-evaluate applications that are scheduled for retirement prior to the Year 2000 rollover and, in some cases, is ensuring their compliance as a part of ongoing risk mitigation.

The Company's efforts to ensure awareness are on-going throughout the program, disseminated via the Company's internal web site and through various print media, which recently included a brochure "The Year 2000 Problem and You" attached to employee pay stubs.

The costs incurred for Year 2000 Date Compliance are financed internally by the operating groups within the framework of their operating budgets have not had a material impact on the Company's financial results (operating expenses as a percentage of sales, for example). Incremental spending on the Year 2000 Date Compliance issue is limited to specific program costs which are outside of the normal course of business and are necessitated purely as a result of Year 2000 date compliance. Incremental spending incurred in fiscal periods reported to date and projected to be spent in fiscal 2000 associated with the Year 2000 transition represent less than 1% of the Company's revenues and expected revenues. There can be no assurance that these costs will not be greater than anticipated, however, as the Company progresses through its program and greater certainty regarding costs, particularly related to remediation and contingency plans for identified risks, will be possible.

The Company is still assessing the potential impact of Year 2000 Date Compliance on its suppliers and customers and currently cannot fully determine the effect on its operations and financial condition if key suppliers or customers do not adequately prepare for Year 2000 Date Compliance transition on a timely basis. Failure of critical suppliers or customers to address the issue on a timely basis could result in material financial risk to the Company. As a result, the Company is actively undertaking Year 2000 Date Compliance contingency planning as an integral part of the overall program, including service and support requirements for its customers over the Year 2000 rollover period.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company conducts business in several major international currencies through its worldwide operations. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. The Company does not enter into forward exchange contracts for trading purposes. The Company's management of foreign currency exposures is based upon estimates of the net asset or net liability position of various currencies, and to the extent that these estimates are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. Realized and unrealized gains and losses on foreign exchange contracts are recognized and offset foreign exchange gains and losses on the underlying net asset or net liability position. The net foreign currency gains and losses, if any, are recognized in the Consolidated Statements of Earnings as "Other income (expense)".

The forward exchange contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. The table that follows presents a summary of the value of forward exchange rate contracts outstanding at May 2, 1999 for each currency in which the Company has hedged a foreign currency exposure. The term of all forward exchange contracts outstanding at May 2, 1999 was less than one year. The values shown are the Canadian dollar values of the agreed upon amounts for each foreign currency that will be delivered to a third party on the agreed upon date.

                                                   Average
     Currency                                   Contract Rate                     Value
                                                                            (Canadian dollars
                                                                              in thousands)
  Forward contracts to sell foreign currencies for Canadian Dollars:

     Euro                                          1.6131                          $ 86,531
     Japanese Yen                                  0.0125                            27,491
     British Pound                                 2.4380                            22,430
     Singapore Dollar                              0.8744                             6,630
                                                                                   --------
                                                                                    143,082
                                                                                   --------
  Forward contracts to sell Canadian Dollars for foreign currencies:

     Euro                                          1.5902                            48,977
     U.S. Dollar                                   1.4900                            54,534
     British Pound                                 2.3593                            32,558
     Singapore Dollar                              0.8853                             1,328
                                                                                   --------
                                                                                    137,397
                                                                                   --------
  Forward contracts to sell foreign currencies for other foreign currencies:

     U.S. Dollar for British Pound                 1.6116                            42,817
     British Pound for U.S. Dollar                 1.6079                            19,935
     Euro for U.S. Dollar                          1.0574                            12,441
     Euro for British Pound                        0.6804                             4,434
     All other foreign currency contracts                                             2,922
                                                                                   --------
                                                                                     82,549
                                                                                   --------

  Total forward exchange contracts outstanding at May 2, 1999                      $363,028
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

In January 1998 the Company entered into a Forward Share Price Hedge Agreement with a major bank in order to fix the value of 545,976 Northern Telecom Limited (Nortel) shares pledged as security against a term loan. In January 1999 the Company amended the Forward Share Price Hedge Agreement in order to fix the value of a further 108,244 Nortel shares. The terms of the amended Share Price Hedge Agreement provide the Company with the option of delivering 654,220 Nortel shares in January 2003 for proceeds of $51,613,000, or the present value of $51,613,000, if terminated prior to January 2003, or delivering the cash equivalent of the market value of 654,220 Nortel shares at January 2003 or at the date of early termination.

In April 1998 the Company issued US$225,000,000 Senior Notes due April 2003 bearing a coupon rate of 6.51%. Prior to the closing of the Senior Notes the Company entered into a swap transaction with a major bank under which the effective coupon rate on US$200,000,000 of the Senior Notes was fixed at 6.678%.

In January 1998 the Company entered into and received $50,000,000 under a loan agreement which includes a term loan portion and a demand loan portion. The term loan bears interest at a fixed rate of 5.46% and the demand loan bears interest at a floating rate equal to one month's bankers acceptance rate. The demand loan portion of the loan agreement was approximately $15,000,000 at May 2, 1999.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K:

       Financial Statements

          Auditors' Report to the Shareholders
          Consolidated Statements of Earnings and Retained Earnings
           for the years ended May 2, 1999, April 30, 1998 and 1997 Consolidated Balance Sheets as at May 2, 1999 and April 30, 1998 Consolidated Statements of Cash Flows for the
           years ended May 2, 1999, April 30, 1998 and 1997
          Consolidated Statements of Shareholders' Equity for the
           years ended May 2, 1999, April 30, 1998 and 1997
          Notes to the Consolidated Financial Statements

       Selected Quarterly Financial Data (unaudited)

AUDITORS' REPORT



To the Shareholders of Newbridge Networks Corporation:

We have audited the consolidated balance sheets of Newbridge Networks Corporation as at May 2, 1999 and April 30, 1998 and the consolidated statements of earnings, shareholders' equity and cash flows for the years ended May 2, 1999, April 30, 1998 and April 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at May 2, 1999 and April 30, 1998 and the results of its operations and the changes in its financial position for the years ended May 2, 1999, April 30, 1998 and April 30, 1997 in accordance with accounting principles generally accepted in Canada which, except as disclosed in Note 2, Note 15 and Note 18 to the consolidated financial statements, also conform in all material respects with accounting principles generally accepted in the United States.


/s/ Deloitte and Touche LLP


Chartered Accountants
Ottawa, Canada
June 1, 1999, except Note 23
which is as of June 22, 1999

                        NEWBRIDGE NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

        (Canadian dollars, amounts in thousands except per share data)

                                                          Years Ended
                                               ---------------------------------

                                              May 2,       April 30,    April 30,
                                               1999          1998         1997
Sales                                        $1,790,705   $1,620,620   $1,376,727

Cost of sales                                   751,874      625,065      507,588
                                             ----------   ----------   ----------

Gross margin                                  1,038,831      995,555      869,139

Expenses
  Selling, general and administrative           531,308      494,429      346,106
  Research and development (Note 13)            264,421      258,879      155,330
  Restructuring costs (Note 14)                 118,030      181,444           --
  Purchased research and
     development in process (Note 15)                --       52,762       96,940
                                             ----------   ----------   ----------

Income from operations                          125,072        8,041      270,763

Interest income                                  34,248       11,581       19,956
Interest expense on long term obligations       (26,127)      (1,820)      (1,351)
Net gain on investments (Note 16)               188,726       50,401       (1,564)
Other expenses                                  (20,802)     (12,889)      (8,051)
                                             ----------   ----------   ----------

Earnings before income taxes
  and non-controlling interest                  301,117       55,314      279,753

Provision for income taxes (Note 17)            121,303       73,001      117,718

Non-controlling interest                            653          631        5,118
                                             ----------   ----------   ----------

Net earnings (loss)                          $  179,161   $  (18,318)  $  156,917
                                             ==========   ==========   ==========


Earnings (loss) per share (Note 18)
  Basic                                      $     1.01   $    (0.10)  $     0.92
  Fully diluted                              $     1.01   $    (0.10)  $     0.91

Weighted average number of shares
  Basic                                         177,630      174,617      170,510
  Fully diluted                                 177,630      174,617      184,595

       See accompanying Notes to the Consolidated Financial Statements.

                        NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)

                                                                May 2,     April 30,
                                                                1999         1998
Assets

Cash and cash equivalents (Note 2)                           $  879,694  $  499,278
Accounts receivable, net of provision for returns and
  doubtful accounts of $16,217 (April 30, 1998 - $13,067)       472,811     428,527
Inventories (Note 3)                                            210,286     196,285
Prepaid expenses                                                 46,753      32,728
Other current assets                                             46,160      44,872
                                                             ----------  ----------

                                                              1,655,704   1,201,690

Property, plant and equipment (Note 4)                          455,483     450,735
Goodwill (Note 5)                                                40,022      72,719
Software development costs (Note 6)                              35,909      28,299
Future tax benefits (Note 17)                                    59,999      50,443
Other assets (Note 7)                                           223,507     162,939
                                                             ----------  ----------

                                                             $2,470,624  $1,966,825
                                                             ==========  ==========

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                           $  190,630  $  127,040
  Accrued liabilities                                           201,361     118,771
  Income taxes                                                   16,853       5,851
  Current portion of long term obligations                        2,869       4,136
                                                             ----------  ----------

                                                                411,713     255,798

Long term obligations (Note 9)                                  384,021     383,311
Future tax obligations (Note 17)                                123,088      71,197
Non-controlling interest                                         22,583      22,899
                                                             ----------  ----------

                                                                941,405     733,205
                                                             ----------  ----------
Share capital (Note 11)
  Common shares - 180,104,582 outstanding
     (April 30, 1998 - 175,686,083 outstanding)                 572,990     456,510
Accumulated foreign currency translation adjustment              27,238      27,280
Retained earnings                                               928,991     749,830
                                                             ----------  ----------

                                                              1,529,219   1,233,620
                                                             ----------  ----------

                                                             $2,470,624  $1,966,825
                                                             ==========  ==========

       See accompanying Notes to the Consolidated Financial Statements.

                        NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Canadian dollars in thousands)

                                                                  Years Ended
                                                       ----------------------------------
                                                          May 2,    April 30,   April 30,
                                                          1999        1998        1997
Operating activities

Net earnings (loss)                                    $ 179,161   $ (18,318)  $ 156,917

Items not affecting cash
  Amortization                                           182,547     125,429      82,987
  Future tax benefits and obligations                     46,698      27,158      22,989
  Non-controlling interest                                   674      (1,390)      5,118
  Restructuring costs                                    118,030     181,444          --
  Purchased research and development in process               --      52,762      96,940
  Net gain on investments                               (191,581)    (50,401)      1,564
  Other                                                    5,143       7,277       5,438

Cash effect of changes in:
  Accounts receivable                                    (99,291)    (32,931)    (87,976)
  Inventories                                            (70,724)    (86,288)    (20,767)
  Prepaid expenses and other current assets              (16,832)    (13,004)    (13,668)
  Accounts payable and accrued liabilities                49,893     (50,766)    (34,615)
  Income taxes                                            15,266     (39,447)      8,447
                                                       ---------   ---------   ---------

                                                         218,984     101,525     223,374
                                                       ---------   ---------   ---------
Investing activities

Additions to property, plant and equipment              (213,903)   (276,778)   (131,641)
Proceeds on sale of long term investments (Note 16)      456,966      66,672          --
Acquisitions of subsidiaries, excluding
   cash acquired                                              --     (58,936)   (220,645)
Capitalized software development costs                   (20,801)    (16,069)    (12,457)
Additions to other assets                               (164,081)   (124,576)    (34,858)
                                                       ---------   ---------   ---------

                                                          58,181    (409,687)   (399,601)
                                                       ---------   ---------   ---------
Financing activities

Issue of common shares                                   112,293      89,430      54,096
Increase in long term obligations                         44,671     378,628       1,515
Repayment of long term obligations                       (42,138)    (12,316)     (6,733)
                                                       ---------   ---------   ---------

                                                         114,826     455,742      48,878
                                                       ---------   ---------   ---------

Increase (decrease) in cash and cash equivalents         391,991     147,580    (127,349)
Effect of foreign currency translation on cash           (11,575)     15,919      (2,585)
Cash from acquisition of subsidiaries                         --       1,875       8,089
                                                       ---------   ---------   ---------

                                                         380,416     165,374    (121,845)
Cash and cash equivalents, beginning of the year         499,278     333,904     455,749
                                                       ---------   ---------   ---------

Cash and cash equivalents, end of the year             $ 879,694   $ 499,278   $ 333,904
                                                       =========   =========   =========

       See accompanying Notes to the Consolidated Financial Statements.

                        NEWBRIDGE NETWORKS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (Canadian dollars in thousands)

                                                                    Accumulated
                                              Common Shares          Foreign     Retained     Shareholders'
                                          ---------------------
                                            Number      Amount       Currency     Earnings       Equity
At April 30, 1996                         168,676,280   290,170       1,285       611,231         902,686

Exercise of employees' and
  directors' options                        3,182,704    54,096                                    54,096

Income tax benefit related
  to stock options                                        7,122                                     7,122

Effect of foreign currency translation                                5,678                         5,678

Net earnings                                                                      156,917         156,917
                                          -----------   -------       -----       -------       ---------
At April 30, 1997                         171,858,984   351,388       6,963       768,148       1,126,499

Exercise of employees' and
  directors' options                        3,827,099    89,430                                    89,430

Income tax benefit related
  to stock options                                       15,692                                    15,692

Effect of foreign currency translation                               20,317                        20,317

Net loss                                                                          (18,318)        (18,318)
                                          -----------   -------      ------       -------       ---------
At April 30, 1998                         175,686,083   456,510      27,280       749,830       1,233,620

Exercise of employees' and
  directors' options                        4,418,499   112,293                                   112,293

Income tax benefit related
  to stock options                                        4,187                                     4,187

Effect of foreign currency translation                                  (42)                          (42)

Net earnings                                                                      179,161         179,161
                                          -----------  --------    --------      --------      ----------
At May 2, 1999                            180,104,582  $572,990     $27,238      $928,991      $1,529,219
                                          ===========  ========    ========      ========      ==========


       See accompanying Notes to the Consolidated Financial Statements.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


1.   Significant Accounting Policies

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, the write off of purchased in process research and development, as disclosed in Note 15, and the method of calculation of earnings per share, as disclosed in Note 18.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Investments in companies in which the Company has significant influence are accounted for by the equity method. Investments in which the Company does not control or have significant influence over the investee are accounted for by the cost method.

Fiscal Year

In fiscal 1998 and years prior the Company's fiscal quarters were 13 weeks long and closed on a Sunday, except the fourth quarter which closed on April 30. Commencing in fiscal 1999 the Company adopted the policy of closing its fiscal years on the Sunday closest to April 30. Accordingly, fiscal 1999 was 52 weeks long with interim fiscal quarters closing on a Sunday and 13 weeks long. Occasionally fiscal years will be 53 weeks long, the first occurrence of which will be for the fiscal year ending May 2, 2004.

Revenue Recognition and Warranties

Revenue from product sales is generally recorded on shipment provided that no significant obligations remain, with a provision for estimated returns recorded at that time. In addition, a provision for potential warranty claims is provided for at the time of sale, based on warranty terms and prior claims experience. Service revenue is recognized when the service is performed, or, in the case of maintenance contracts, is recognized as costs are incurred to secure and fulfill the contract.

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

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


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

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components in the financial statements. The Company has adopted SFAS 130.

In June 1998, FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact of the reporting requirements of SFAS 133.

CICA Handbook - Accounting Section 1540, Cash Flow Statements, which replaces existing Section 1540 Statement of Changes in Financial Position was issued in June 1998 and is effective for fiscal years beginning after July 31, 1998. The impact of this standard will be the disclosure of purchases, maturities and sales of marketable securities as an investing activity on the Statement of Cash Flows, in a manner consistent with U.S. GAAP, as is described in Note 2 to these financial statements. Under this new standard, investing and financing activities that do not require the use of cash or cash equivalents will be excluded from the Statement of Cash Flows. However, these activities will be disclosed elsewhere in the consolidated financial statements. The Company will adopt this standard in the first quarter of fiscal 2000.

2.  Cash and Cash Equivalents

Components of cash and cash equivalents are:

                                                     May 2, 1999                April 30, 1998
                                                 -------------------        -------------------
                                                  Amortized  Market          Amortized Market
                                                   Cost       Value             Cost    Value
     Cash                                         $666,019  $666,019         $467,464  $467,464

     Held to maturity marketable securities
       Maturing within one year:
         Corporate debt securities                 213,675   213,683           22,447    22,447

     Available for sale marketable securities
         Equity securities                              --        --            9,367     9,367
                                                 ---------  --------         --------  --------

                                                  $879,694  $879,702         $499,278  $499,278
                                                 =========  ========         ========  ========

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

Held to maturity marketable securities are carried at amortized cost. The unrealized gains and losses are not included in the Consolidated Statements of Earnings as these gains and losses are unlikely to be realized due to the Company's intent to hold the underlying securities to maturity. During fiscal 1999 there were no realized gains or losses and unrealized gains of

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)

$70,000 and unrealized losses of $62,000 on held to maturity securities. During fiscal 1998 there were no realized or unrealized gains or losses on held to maturity securities. Available for sale securities are carried at the lower of cost and market. During fiscal 1999 the Company incurred $707,000 of realized losses and in fiscal 1998 the Company realized gains of $573,000 from available for sale securities.

If the Consolidated Statements of Cash Flows were prepared under U.S. GAAP, purchases, maturities and sales of marketable securities would be disclosed as an investing activity.

Disclosure in the Consolidated Statements of Cash Flows prepared under U.S. GAAP would be as follows.

                                                              Years Ended
                                                  -----------------------------------
                                                    May 2,    April 30,    April 30,
                                                     1999        1998        1997
     Investing activities in short
      term marketable securities:
         Held to maturity securities
          Maturities                              $ 287,723   $ 185,958    $ 508,890
          Purchases                                (478,951)    (72,126)    (475,092)
                                                  ---------   ---------    ---------
                                                   (191,228)    113,832       33,798
         Available for sale securities
          Sales                                       9,367         569           --
          Purchases                                      --      (9,317)          --
                                                  ---------   ---------    ---------
                                                   (181,861)    105,084       33,798
     Investing activities, as reported               58,181    (409,687)    (399,601)
                                                  ---------   ---------    ---------

     Investing activities, U.S. GAAP              $(123,680)  $(304,603)   $(365,803)
                                                  =========   =========    =========

     Increase (decrease) in cash and
      cash equivalents, as reported               $ 380,416   $ 165,374    $(121,845)

     Investing activities in short
      term marketable securities                   (181,861)    105,084       33,798
                                                  ---------   ---------    ---------
     Increase (decrease) in cash and
      cash equivalents, U.S. GAAP                 $ 198,555   $ 270,458    $ (88,047)
                                                  =========   =========    =========

3. Inventories

                         May 2,   April 30,
                          1999      1998
     Finished goods     $118,251   $129,850
     Work in process      27,807     18,178
     Raw materials        64,228     48,257
                        --------   --------

                        $210,286   $196,285
                        ========   ========

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


4. Property, Plant and Equipment

                                           Amortization    May 2,    April 30,
                                               Rate        1999        1998
 Land                                          --        $  16,118   $  14,763
 Buildings                                 2.5%--5%         92,390      88,189
 Equipment                                 10%--50%        803,399     705,744
 Furniture and fixtures                    10%--33%         43,878      45,067
 Leasehold improvements                    Lease term       27,530      27,797
                                                           -------     -------
                                                           983,315     881,560

 Accumulated amortization                                 (527,832)   (430,825)
                                                           -------     -------
                                                         $ 455,483   $ 450,735
                                                           =======     =======

 Capital leases included above                           $   2,683   $   6,606
                                                           =======     =======

                                                         Years Ended
                                               --------------------------------
                                                 May 2,   April 30,   April 30,
                                                 1999       1998        1997
 Amortization on property,
  plant and equipment                          $163,097   $ 112,175   $  73,364
                                               ========   =========   =========

 Amortization on property, plant and
  equipment under capital leases               $  1,384   $   2,035   $   1,523
                                               ========   =========   =========


5.  Goodwill

                                                               May 2,     April 30,
                                                               1999         1998
     Goodwill, beginning of the year                         $  72,719   $ 125,565
     Additions associated with investments                          --      15,377
     Amortization                                               (2,752)     (5,683)
     Divestitures                                              (29,945)     (1,232)
     LAN business restructuring (Note 14)                           --     (61,308)
                                                             ---------   ---------

     Goodwill, end of the year                               $  40,022   $  72,719
                                                             =========   =========

     Accumulated goodwill amortization                       $   7,131   $  11,098
                                                             =========   =========

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


6. Software Development Costs

                                        May 2,    April 30,
                                         1999        1998
     Balance, beginning of the year    $ 28,299     $22,299
     Amount capitalized                  20,755      15,627
     Amortization                       (13,145)     (9,627)
                                       --------     -------

     Balance, end of the year          $ 35,909     $28,299
                                       ========     =======

7. Other Assets

                                              May 2,   April 30,
                                               1999      1998
      Long term investments
       Accounted for by the equity method    $ 29,236   $ 30,163
       Accounted for by the cost method       161,901    103,980
                                             --------   --------
                                              191,137    134,143
      Other assets                             32,370     28,796
                                             --------   --------

                                             $223,507   $162,939
                                             ========   ========

8. Bank Credit Facilities

At May 2, 1999 short term bank credit facilities consisted of operating lines of credit in the aggregate amount of $156,258,000, primarily with banks in Canada, the United Kingdom, the United States, and Chile. At May 2, 1999 $5,881,000 was being utilized under these credit facilities, primarily attributed to non-wholly owned Chilean subsidiary Coasin S.A. The Company's primary facility with a Canadian bank in the amount of $100,000,000 is unsecured. Certain of the other bank facilities are secured by the accounts receivable and other assets of the borrowing subsidiary. The Company complies with all covenants and restrictions contained in the credit facilities agreements.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


9. Long Term Obligations

                                                  May 2,    April 30,
                                                   1999        1998
     6.51% Senior Notes, due 2003                $330,602    $322,098
     Loan agreement, due 2003                      50,000      50,000
     Term loans                                     3,150      11,033
     Capital lease obligations                      3,138       4,316
                                                 --------    --------
                                                  386,890     387,447

     Current portion of long term obligations      (2,869)     (4,136)
                                                 --------    --------

     Long term obligations                       $384,021    $383,311
                                                 ========    ========

In April 1998 the Company issued US$225,000,000 Senior Notes due April 2003 bearing a coupon rate of 6.51%. Costs associated with the issue totaled US$1,303,000. Prior to the closing of the Senior Notes the Company entered into a swap transaction with a major bank under which the effective coupon rate on US$200,000,000 of the Senior Notes was fixed at 6.678%. The Senior Notes require semi-annual payments of interest only, with the principal due at maturity. The Company's obligation under the Senior Notes can be satisfied at any time prior to maturity subject to a make whole provision. The Senior Notes are unsecured. The Company complies with all covenants and restrictions contained in the Senior Notes. The fair value of Senior Notes at May 2, 1999 is estimated at US$226,369,000

In January 1998 the Company entered into and received $50,000,000 under a loan agreement that includes a term loan portion and a demand loan portion, both due January 2003. The term loan bears interest at the fixed rate of 5.46% and the demand loan bears interest at a floating rate equal to the one month's bankers' acceptance rate. The term loan requires semi-annual payments of interest only, with the principal due at maturity. The Company's obligation under the term loan can be satisfied at any time prior to maturity subject to a make whole provision. The demand loan requires monthly payments of interest only, with the principal due at maturity. The term loan is secured by 654,220 Northern Telecom Limited (Nortel) shares. The demand loan is unsecured. The Company complies with all covenants and restrictions contained in the long term loan agreement. The fair value of the term loan at May 2, 1999 is estimated at $48,510,000.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


Future payments under long term obligations and operating leases at May 2, 1999 are as follows.


                              Principal Amount     Minimum
                                on Mortgages    Capital Lease   Operating
                               and Term Loans      Payments      Leases
     Fiscal 2000                $  1,630            $1,335       $ 37,516
     Fiscal 2001                     433             1,663         24,869
     Fiscal 2002                   3,171               302         19,153
     Fiscal 2003                 378,144                 9         15,403
     Fiscal 2004                     150                --         14,079
     Thereafter                      224                --         75,523
                                --------            ------       --------

                                $383,752             3,309       $186,543
                                ========                         ========
     Less imputed interest                            (171)
                                                    ------

                                                    $3,138
                                                    ======

Interest paid on capital leases was $456,000 (fiscal 1998 -- $401,000; fiscal 1997 -- $266,000).


10.  Financial Instruments and Concentration of Credit Risk

The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Realized and unrealized gains and losses on foreign exchange contracts are recognized and offset foreign exchange gains and losses on the underlying net asset or net liability position. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. At May 2, 1999 the Company had $363,028,000 in outstanding foreign exchange contracts (April 30, 1998 - $170,084,000).

In January 1998 the Company entered into a Forward Share Price Hedge Agreement with a major bank in order to fix the value of the Nortel shares pledged as security against a term loan (see Note 9). In January 1999 the Company amended the Forward Share Price Hedge Agreement in order to fix the value of a further 108,244 Nortel shares. The terms of the amended Forward Share Price Hedge Agreement provide the Company with the option of delivering 654,220 Nortel shares in January 2003 for proceeds of $51,613,000 or the present value of $51,613,000 if terminated prior to January 2003, or delivering the cash equivalent of the market value of 654,220 Nortel shares at January 2003 or at the date of early termination.

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

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)

With respect to accounts receivable, concentration of credit risk is limited due to the diverse areas covered by the Company's operations. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Anticipated bad debt loss and product returns have been provided for in the allowance for returns and doubtful accounts. Net additions to the provision for returns and doubtful accounts (fiscal 1999 -- $3,150,000; fiscal 1998 -- $2,495,000) primarily relate to estimates for products to be returned and have been charged to sales. The carrying amounts for cash, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

11.  Share Capital

Authorized

An unlimited number of Common Shares.

An unlimited number of participating preferred shares, ranking in priority upon distribution of assets over Common Shares, may be issued in series with additional provisions as fixed by the Board of Directors.

Employee Stock Option Plans

The Company has established the Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan (the "Plan") applicable to full-time employees, directors and consultants of the Company and its subsidiaries. The options under the Plan are granted at the then-current fair market value of the Common Shares of the Company and generally may be exercised in equal proportions during the years following the first, second, third and fourth anniversary of the date of grant, and expire on the fifth anniversary or upon termination of employment. Options granted under the Plan prior to August 1, 1996 generally may be exercised in equal proportions during the years following the first, second and third anniversary of the date of grant, and expire on the fourth anniversary or upon termination of employment. In addition to the number of options outstanding as at May 2, 1999, the aggregate number of options which may be granted under the Plan was 6,624,514.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


Activity in the stock option plan is summarized below.

                                                                    Option Price
                                                            --------------------------
                                                                              Weighted
                                           Options             Low     High   Average

Options outstanding April 30, 1996       13,123,704           $ 4.73  $43.74    $22.73

  Granted during fiscal 1997              7,098,800           $30.18  $46.33    $38.89
  Cancelled and expired                    (785,073)          $ 4.76  $44.31    $25.74
  Exercised                              (3,182,704)          $ 4.73  $34.23    $17.23
                                         ----------

Options outstanding April 30, 1997       16,254,727           $19.47  $46.33    $30.72

Granted during fiscal 1998                9,817,645           $38.86  $64.96    $44.75
  Cancelled and expired                  (1,779,070)          $19.63  $64.31    $42.46
  Exercised                              (3,827,099)          $19.47  $43.74    $23.92
                                         ----------

Options outstanding April 30, 1998       20,466,203           $19.47  $64.96    $37.70

  Granted during fiscal 1999              8,841,475           $24.65  $42.80    $35.21
  Cancelled and expired                  (2,054,355)          $19.63  $64.31    $40.14
  Exercised                              (4,418,499)          $19.47  $55.92    $25.79
                                         ----------

Options outstanding May 2, 1999          22,834,824           $19.47  $64.96    $38.82
                                         ==========

Options outstanding April 30, 1998
  Vested                                  5,979,342           $19.47  $46.33    $28.26
  Unvested                               14,486,861           $19.47  $64.96    $41.59
                                         ----------
                                         20,466,203           $19.47  $64.96    $37.70
                                         ==========
Options outstanding by range:
  $19.47 to $30.00                        4,341,730
  $30.01 to $45.00                       11,845,623
  $45.00 to $64.96                        4,278,850
                                         ----------
                                         20,466,203
                                         ==========
  Weighted average remaining
     contractual life                    3.32 years
                                         ==========

Options outstanding May 2, 1999
  Vested                                  5,863,481           $19.47  $64.96    $37.89
  Unvested                               16,971,343           $24.65  $64.96    $39.14
                                         ----------
                                         22,834,824           $19.47  $64.96    $38.82
                                         ==========
Options outstanding by range:
  $19.47 to $30.00                        2,542,777
  $30.01 to $45.00                       16,474,522
  $45.00 to $64.96                        3,817,525
                                         ----------
                                         22,834,824
                                         ==========
  Weighted average remaining
     contractual life                    3.48 years
                                         ==========

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


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

                                                        Years Ended
                                             ---------------------------------
                                              May 2,    April 30,   April 30,
                                               1999        1998        1997

     Net earnings (loss), as reported          $179,161    $(18,318)   $156,917

     Estimated stock based compensation costs  (90,102)     (75,164)    (35,085)
                                               --------    --------    --------

     Pro forma net earnings (loss)             $ 89,059    $(93,482)   $121,832
                                               ========    ========    ========

     Basic pro forma earnings (loss) per share $   0.50    $  (0.54)   $   0.71
                                               ========    ========    ========

     Fully diluted pro forma
        earnings (loss) per share              $   0.50    $  (0.54)   $   0.71
                                               ========    ========    ========

The weighted average fair value of all options granted during fiscal 1999, 1998 and 1997 was estimated as of the date of grant using the Black-Scholes option pricing model with the following and weighted average results and assumptions.


                                                        Years Ended
                                             -------------------------------
                                              May 2,    April 30,   April 30,
                                               1999        1998        1997
     Weighted average fair value of
     of options issued                         $19.91      $25.32      $18.65
     Expected option life, in years               4.5         4.5         4.3
     Volatility                                 65.57%      63.98%      50.18%
     Risk free interest rate                      4.9%        5.9%        6.4%
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

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)

Employee Share Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP"), was effective June 1, 1999 and allows eligible employees to authorize payroll deductions up to 10% of their salary to purchase Common Shares of the Company at a price of 85% of the then current stock price (as defined in the ESPP). Employees purchasing shares under the ESPP must hold the shares for a minimum of one year. The Company has reserved 500,000 Common Shares for issuance under the ESPP.

12.  Comprehensive Income

The Company has adopted the United States Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires disclosure of Comprehensive Income, which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income includes items that cause changes in shareholders' equity but are not related to share capital or net earnings which, for the Company, comprises only the foreign currency translation adjustment.



                                                 Years Ended
                                       --------------------------------
                                        May 2,    April 30,   April 30,
                                         1999        1998       1997

     Net earnings (loss)               $179,161    $(18,318)   $156,917
     Other comprehensive income:
       Foreign currency translation
         adjustment                         (42)     20,317       5,678
                                       --------    --------    --------

     Comprehensive income              $179,119    $  1,999    $162,595
                                       ========    ========    ========

13.  Research and Development

During the year, the Company recorded Canadian Investment Tax Credits of $37,846,000 (fiscal 1998 -- $34,971,000; fiscal 1997 -- $26,400,000) as a reduction of research and development expenses.

The Company recorded government and customer funding during the year of $29,234,000 (fiscal 1998 -- $5,507,000; fiscal 1997 -- $9,484,000) as a reduction in research and development expenses included in the consolidated statements of earnings. Funding from the government of the province of British Columbia amounted to $10,000,000 during the year and is contingently repayable over a period not to exceed ten years. Repayment of the funding is based on a percentage of sales of products developed in British Columbia and a percentage of sales of products sold in British Columbia. Any funding not repaid at the end of the ten year period would be forgiven. The Company also recorded funding of $17,540,000 during the year related to eligible research and development expenditures of its broadband wireless program. Royalties are due to the funding companies based on a percentage of sales of products developed under the program. The funding companies own the intellectual property rights for products developed under the program. The Company has an option to acquire those rights under certain terms and conditions. As part of the arrangements, Newbridge has provided licencing of certain technologies to the funding companies including Asynchronous Transfer Mode ("ATM") switch software and related technology.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)

14.  Restructuring Costs


Restructuring costs are comprised of the following.


                                                           Years Ended
                                                  ------------------------------
                                                   May 2,   April 30,  April 30,
                                                    1999      1998       1997
     Restructuring programs, April 1999           $ 73,570   $     --  $      --
     Layer 2 Switching End of Life                  37,928         --         --
     Asia Pacific Resources Relocation               6,532         --         --
     LAN business restructuring, November 1997          --    181,444         --
                                                  --------  ---------  ---------
                                                  $118,030   $181,444  $      --
                                                  ========  =========  =========

In April 1999, the Company decided to streamline the operations of regional sales and support organizations as well as its marketing and product development organizations. The restructuring costs associated with the sales, support and marketing organizations ("Sales and Marketing") consisted primarily of costs related to workforce and facilities reductions, as the Company has announced a reduction in the number of locations in which it will have a physical presence in favour of distributors in certain markets, and subcontractors for certain functions. Restructuring costs associated with product development relate primarily to asset impairment losses related to the capping, discontinuation or divestiture of the development of certain products, and the centralization of development laboratories to make the development process more efficient. Restructuring costs of $73,570,000 comprised the following:

                                               Sales and    Product
                                               Marketing  Development   Total

  Asset impairment losses
       Inventory                                 $ 2,606      $ 8,994  $11,600
       Property, plant and equipment               6,576       29,104   35,680
       Other current and non-current assets          568        2,249    2,817
                                                 -------      -------  -------
                                                   9,750       40,347   50,097
                                                 -------      -------  -------

  Provision for restructuring
       Reduction in work force                    14,595          427   15,022
       Reduction in facilities                     6,627           --    6,627
       Other restructuring costs                   1,653          171    1,824
                                                 -------      -------  -------
                                                  22,875          598   23,473
                                                 -------      -------  -------

  Restructuring costs                            $32,625      $40,945  $73,570
                                                 =======      =======  =======

All of the amounts listed in the provision for restructuring are reflected in accrued liabilities as at May 2, 1999.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)

The provision for the reduction in work force includes severance, related medical and other benefits, and other obligations to employees. The provision includes termination benefits for approximately 200 employees. The work force reductions will occur in Japan, Russia and various other countries. The Company anticipates that these work force reductions will be substantially completed in the first half of fiscal 2000.

The provision for the reduction in facilities comprises primarily lease payments and fixed costs associated with the closure of sales, support and administrative facilities in Europe, Japan and the United States. The Company expects to complete these facilities closures in the first half of fiscal 2000.

The provision for other restructuring costs comprises professional fees and other various direct incremental costs associated with the restructuring plan.

In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of the enhancement of the focus on the Company's dominant and more profitable products. This program, which was completed during the fiscal 1999, created impairment losses of $30,690,000 associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments of $7,238,000, all of which was incurred prior to the end of fiscal 1999.

In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge of $6,532,000 incurred in October 1998 reflects the accrual of involuntary termination benefits, lease cancellation penalties and other direct costs associated with the transition. As at May 2, 1999, $1,215,000 of these costs had been incurred. Additional costs related to the transfer of personnel and equipment, the recruitment of new staff and the expansion of facilities in Hong Kong are not included in the Asia Pacific Resources Relocation charge and are being expensed as incurred. These additional costs are estimated at $9,000,000, with the majority of the costs to be incurred during the first two quarters of fiscal 2000.

In November 1997, the Company restructured its activities relating to its LAN business. The restructuring plan involved the formation of an alliance with a company strongly positioned in the LAN business, and the reduction of the Company's direct participation, and related costs, in the LAN business. In repositioning the way in which the Company addressed the LAN market, the restructuring plan created impairment losses on certain assets associated with the LAN business and liabilities associated with restructuring activities. Accordingly, the Company recognized restructuring costs of $181,444,000 in the third quarter of fiscal 1998. The provision recorded for this restructuring plan in November 1997, predominantly related to reductions in the Company's workforce, was $39,638,000. During fiscal 1998, $34,345,000 of these expenditures were incurred with the remaining $5,293,000 incurred in fiscal 1999. The restructuring plan has been completed.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


15.  Purchased Research and Development In Process

In November 1997, the Company acquired a 49.9% equity interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for ATM networks, for cash consideration of $53,676,000. The majority of the purchase price ($52,762,000) was allocated to purchased research and development in process. The amount allocated to purchased research and development in process was determined through valuation techniques common in the high technology industry. Under accounting principles generally accepted in Canada, the purchased research and development in process was amortized on a straight line basis over its estimated useful life of six months. Under U.S. GAAP, purchased research and development in process acquired by the Company was written off at the time of acquisition.

16.  Net Gain on Investments

                                                   Fiscal Year Ended
                                           -------------------------------
                                            May 2,   April 30,   April 30,
                                             1999      1998        1997
                                           (Canadian dollars in thousands)
     Cambrian Systems Corporation         $131,748     $    --     $    --
     Advanced Computer Communications      128,336          --          --
     Vienna Systems Corporation             15,846          --          --
     Tundra Semiconductor Corporation       11,748          --          --
     Broadband Networks Inc.                    --      47,960          --
     West End Systems Corp.                (33,521)         --          --
     Other divestitures                         --       6,528          --
     Investment impairment write downs     (65,431)     (4,087)     (1,564)
                                          --------     -------     -------
                                          $188,726     $50,401     $(1,564)
                                          ========     =======     =======

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Nortel for cash proceeds of US$95,674,000 (Cdn$147,158,000). The proceeds include an earn-out payment of US$1,935,000 (Cdn$2,855,000) received by the Company as a result of certain specified financial performance targets being met by Cambrian. The proceeds exclude future potential earn-out payments of approximately US$21,000,000 which will be received by the Company if certain specified financial performance targets are met by Cambrian.

In October 1998, the Company completed the sale of its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of US$167,319,000 (Cdn$258,308,000). ACC's results of operations were consolidated with the Company's results for the first six months of fiscal 1999 ended November 1, 1998. The results of operations and the financial position of ACC were not significant relative to the Company's consolidated results of operations and financial position for all periods presented.

In December 1998, the Company sold its minority ownership position in Vienna Systems Corporation to Nokia Corporation for cash proceeds of $39,716,000.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)

In February 1999, the Company sold a portion of its minority ownership position in Tundra Semiconductor Corporation for cash proceeds of $19,498,000 as part of an initial and secondary share offering by Tundra.

In January 1998, the Company sold its minority interest in Broadband Networks Inc. to Nortel for proceeds of $66,672,000. The proceeds received included cash of $23,775,000 and Nortel shares valued at $42,897,000.

On February 10, 1999 West End Systems Corp., a manufacturer of access and transmission products for the communications and cable television industries, filed an assignment in bankruptcy under the Canadian Bankruptcy and Insolvency Act. As a result, the Company recorded losses related to its minority ownership position in West End Systems Corp. and unsecured trade accounts outstanding.

The Company evaluates, on an ongoing basis, the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value of these investments. In fiscal 1999, the financial performance of certain investee companies as well as deteriorating economic conditions in Brazil and Russia led to investment impairment write downs of $65,431,000.


17.  Income Taxes

The components of the provision for income taxes are as follows:


                                                      Years Ended
                                           ------------------------------
                                            May 2,    April30,    April 30,
                                             1999      1998         1997

     Current                               $ 78,968   $45,843      $ 94,729
     Future                                  42,335    27,158        22,989
                                           --------   -------      --------

                                           $121,303   $73,001      $117,718
                                           ========   =======      ========

The provision for income taxes reported differs from the amount computed by applying the Canadian statutory rate to income before income taxes for the following reasons.

                                                      Years Ended
                                           ---------------------------------
                                            May 2,    April 30,   April 30,
                                             1999        1998        1997
     Earnings before income taxes
       Domestic                            $280,968   $ 222,597    $182,745
       Foreign                               20,149    (167,283)     97,009
                                           --------    --------    --------

                                           $301,117   $  55,314    $279,754
                                           ========   =========    ========

     Statutory income tax rate (Canada)        43.5%       43.5%       43.5%
                                           ========   =========    ========

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)

                                                             Years Ended
                                                  ---------------------------------
                                                   May 2,    April 30,   April 30,
                                                    1999        1998        1997

     Expected provision for income tax            $130,986    $ 24,062    $121,693
     Canadian rate adjustment for research
       and development activities                   (4,236)     (6,166)     (5,062)
     Canadian rate adjustment for
       manufacturing and processing activities     (13,075)    (19,032)    (15,625)
     Loss carryforwards utilized                        --          --      (7,262)
     Foreign tax differential                      (21,428)    (13,865)    (39,539)
     Purchased research and
       development in process                           --      22,952      42,169
     Recognition of goodwill devaluation                --      26,677          --
     Non-deductible reserves and surtaxes           29,056      38,373      21,344
                                                  --------    --------    --------
     Reported income tax provision                $121,303    $ 73,001    $117,718
                                                  ========    ========    ========

The components of the annual temporary differences giving rise to the related future tax provision are as follows:

                                                        Years Ended
                                              -------------------------------
                                               May 2,   April 30,  April 30,
                                                1999      1998        1997
     Tax depreciation in excess of
       accounting amortization                $ 1,864     $ 7,163    $ 4,530
     Accounting provisions not deductible      (5,715)      6,804      3,570
     Research and development expenses
       deducted for tax purposes in excess
       of accounting                             (677)        677      2,530
     Restructuring charges                     46,443      10,909     13,127
     Losses available to offset future
       income taxes and other                     420       1,605       (768)
                                              -------     -------    -------
     Future income tax expense                $42,335     $27,158    $22,989
                                              =======     =======    =======

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


The components of the future tax benefit (obligation) classified by the source of temporary differences that gave rise to the benefit (obligation) are as follows:

                                          Future Tax Benefit    Future Tax Obligation
                                          -------------------  -----------------------
                                          May 2,   April 30,     May 2,     April 30,
                                           1999       1998        1999         1998
  Accounting depreciation in excess
     of (less than) tax depreciation      $ 5,064    $13,853    $ (38,636)   $(45,561)
  Accounting provisions not deductible     13,845     22,409          (93)    (14,372)
  Research and development expenses
     deducted for tax purposes less
     than (in excess of) accounting            --         --      (11,007)    (11,684)
  Provisions related to restructuring
     charges                               41,090     21,412           --          --
  Divestitures                                 --         --      (73,352)         --
  Other                                        --         --           --         420
  Valuation allowance                          --     (7,231)          --          --
                                          -------    -------    ---------    --------

                                          $59,999    $50,443    $(123,088)   $(71,197)
                                          =======    =======    =========    ========

The Company recorded a future tax benefit for net operating loss carryovers associated with certain acquisitions. These losses will expire at various dates through the year 2012. The components of the future tax benefit (obligation) classified by the source of timing difference that gave rise to the credit are not materially different from the temporary differences as calculated under the application of U.S. GAAP.

At May 2, 1999, the Company had available investment tax credits of approximately $53,106,000 for the reduction of future years' Canadian federal income tax liability. These credits, which are subject to customary review procedures by Revenue Canada, expire during the years 2007 to 2009. Of this amount $10,913,000 has been applied to reduce the future tax obligation. No recognition has been given in these financial statements to the potential tax benefits associated with the remaining balance of investment tax credits. Under U.S. GAAP the remaining balance of investment tax credits would be disclosed, offset by a valuation allowance.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


18.  Earnings (Loss) per Share

Basic earnings (loss) per share has been calculated on the basis of net earnings
(loss) for the period divided by the daily weighted average number of Common Shares outstanding during the fiscal year.

The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all outstanding options had been exercised at the later of the beginning of the fiscal period and the option issue date, and includes an allowance for imputed earnings of $28,943,000 (fiscal 1998 -- $18,521,000; fiscal 1997 -- $11,589,000) derived from the investment of funds which would have been received at an after tax rate of 3.5% (fiscal 1998 -- 3.0%; fiscal 1997 -- 3.1%).

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

                                                                  Years Ended
                                                        -------------------------------
                                                         May 2,   April 30,   April 30,
                                                          1999       1998       1997
     Net earnings (loss) per share
       Basic                                            $   1.01   $  (0.10)   $   0.92
       Diluted                                          $   0.99   $  (0.10)   $   0.90

     Net earnings (loss) per share - in U.S. dollars
       Basic                                            $   0.67   $  (0.07)   $   0.68
       Diluted                                          $   0.66   $  (0.07)   $   0.66

     Weighted average number of shares
       Basic                                             177,630    174,617     170,510
       Net effect of dilutive stock options                2,746         --       4,015
                                                        --------   --------    --------
       Diluted                                           180,376    174,617     174,525
                                                        ========   ========    ========

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


19.  Related Party Transactions

The Company leases facilities in Canada from companies controlled by Terence H. Matthews, Chairman of the Board of Directors, Chief Executive Officer and the largest shareholder of the Company, under terms and conditions reflecting prevailing market conditions at the time the leases were entered into. Approximately 355,000 square feet has been leased for various terms expiring between September 1999 and February 2004 at rates between $9.25 and $14.00 per square foot (approximately $3,505,000 per year). The Company also purchased $878,000 of services from these companies throughout fiscal 1999 (fiscal 1998 -- $1,053,000). During the fiscal year ended May 2, 1999 the Company purchased approximately $5,287,000 (fiscal 1998 -- $2,533,000) of equipment and services under usual terms and conditions from a corporation in which the Company has no equity interest, but which is controlled by Terence H. Matthews.

The Company accounts for its equity interests in certain associated companies using the equity method of accounting. The Company is represented on the Boards of Directors of these companies. During the fiscal year ended May 2, 1999, the Company paid $1,729,000 for research and development services from these associated companies under usual trade terms and conditions (fiscal 1998 -- $2,448,000). The Company also purchased $18,220,000 of equipment and software under usual trade terms and conditions, generally for resale (fiscal 1998 -- $10,126,000) and sold $21,533,000 of equipment and software to these companies under usual trade terms and conditions, generally for resale (fiscal 1998 -- $13,846,000).

The Company accounts for its equity interests in certain associated companies using the cost method of accounting. The Company is generally represented on the Boards of Directors of these companies. During the fiscal year ended May 2, 1999 the Company paid $1,556,000 for research and development services from these associated companies under usual trade terms and conditions (fiscal 1998 -- $48,000). The Company also purchased $8,294,000 of equipment and software under usual trade terms and conditions, generally for resale (fiscal 1998 -- $7,226,000). The Company sold $10,035,000 of equipment and software to these associated companies under usual trade terms and conditions, generally for resale (fiscal 1998 -- $6,100,000). The Company has guaranteed $14,498,000 of obligations of certain of these associated companies.

The Company pays a net royalty between 2% and 10%, depending on the level of cumulative royalties paid, on all sales of products developed as a result of subcontracted research and development previously performed under agreements between the Company and corporations controlled by three directors of the Company. Royalty payments under these agreements were $564,000 (fiscal 1998 -- $294,000).

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)

20.  Business Segment Information

The Company designs, manufactures, markets and services networking solutions to customers in more than 100 countries. Management organizes the Company into four principal operating segments for making operating decisions and assessing performance. The four operating segments comprise three sales and support organizations (North and South America, Europe Middle East and Africa, and Asia Pacific) and one Corporate resources group which develops and manufactures products, provides marketing and operational support and makes strategic investments. Revenues generated by the Corporate group are predominantly derived from the consolidation of non-wholly owned subsidiaries. Cost of sales for the three sales and support organizations is stated at the cost to manufacture and does not include any markups.

                                                  Years Ended
                                     --------------------------------------
                                       May 2,      April 30,     April 30,
                                        1999          1998         1997
  North and South America
     Sales                           $  765,183    $  649,388   $  561,784
     Cost of sales and expenses         414,240       365,494      299,408
                                     ----------    ----------   ----------
     Operating contribution             350,943       283,894      262,376
                                     ----------    ----------   ----------

  Europe, Middle East and Africa
     Sales                           $  614,842    $  511,444   $  444,885
     Cost of sales and expenses         311,025       258,676      214,439
                                     ----------    ----------   ----------
     Operating contribution             303,817       252,768      230,446
                                     ----------    ----------   ----------

  Asia Pacific
     Sales                           $  234,424    $  273,581   $  231,625
     Cost of sales and expenses         124,518       127,712       96,323
                                     ----------    ----------   ----------
     Operating contribution             109,906       145,869      135,302
                                     ----------    ----------   ----------

  Corporate
     Sales                           $  176,256    $  186,207   $  126,433
     Cost of sales and expenses         697,820       626,491      386,854
                                     ----------    ----------   ----------
     Operating contribution            (521,564)     (440,284)    (260,421)
                                     ----------    ----------   ----------

  Total
     Sales                           $1,790,705    $1,620,620   $1,376,727
     Cost of sales and expenses       1,547,603     1,378,373    1,009,024
                                     ----------    ----------   ----------
     Operating contribution             243,102       242,247      367,703

     Restructuring costs               (118,030)     (181,444)          --
     Purchased research
       and development in process            --       (52,762)     (96,940)
                                     ----------    ----------   ----------
     Income from operations             125,072         8,041      270,763
     Non-operating income               176,045        47,273        8,990
     Provision for income taxes        (121,303)      (73,001)    (117,718)
     Non-controlling interest              (653)         (631)      (5,118)
                                     ----------    ----------   ----------
     Net earnings (loss)             $  179,161    $  (18,318)  $  156,917
                                     ==========    ==========   ==========

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)



The Company manages its assets by geographic region, rather than through the operating segments. Decision making and performance assessment with regard to assets is done on a geographic basis because the operating segments may share assets and accountability by operating segment would be less readily determinable.

                                              Years Ended
                                   ----------------------------------
                                     May 2,    April 30,   April 30,
                                      1999       1998        1997
  Identifiable Assets
     Canada                        $1,290,601  $  685,315  $  405,126
     United States                    444,356     480,148     397,808
     Europe                           414,487     499,361     370,875
     Asia Pacific                     187,486     183,507     218,015
     Latin America                    133,694     118,494     104,879
                                   ----------  ----------  ----------

                                   $2,470,624  $1,966,825  $1,496,703
                                   ==========  ==========  ==========

                                              Years Ended
                                   ----------------------------------
                                       May 2,   April 30,   April 30,
                                        1999      1998        1997
  Capital Expenditure
     Canada                        $  143,590  $  176,276  $   81,678
     United States                     30,903      57,877      26,723
     Europe                            25,494      31,579      18,115
     Asia Pacific                       5,875       6,861       3,081
     Latin America                      8,041       4,185       2,044
                                   ----------  ----------  ----------

                                   $  213,903  $  276,778  $  131,641
                                   ==========  ==========  ==========

                                              Years Ended
                                   ----------------------------------
                                       May 2,   April 30,   April 30,
                                        1999      1998        1997
  Amortization
     Canada                        $  110,863  $   74,070  $   54,271
     United States                     31,097      23,558      17,381
     Europe                            29,487      20,810       8,338
     Asia Pacific                       5,966       3,955       1,096
     Latin America                      5,134       3,036       1,902
                                   ----------  ----------  ----------

                                   $  182,547  $  125,429  $   82,987
                                   ==========  ==========  ==========

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


Export sales from operations in Canada (excluding inter-subsidiary sales) were as follows.

                                            Years Ended
                                   ------------------------------
                                    May 2,   April 30,  April 30,
                                     1999      1998       1997
     Latin America                 $152,210   $171,245   $169,377
     Asia Pacific                     7,786     48,010     49,166
                                   --------   --------   --------

                                   $159,996   $219,255   $218,543
                                   ========   ========   ========

Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 18% of sales for fiscal 1999, 16% of total sales for fiscal 1998 and were 18% of total sales in fiscal 1997.

The following table illustrates, for the periods indicated, the percentage of sales that comprise each of the Company's major product lines.

                                                    Fiscal Year Ended
                                          -----------------------------------
                                           May 2,       April 30,    April 30,
                                            1999          1998         1997
  WAN Packet products                         59%          46%         33%
  Circuit switched networking products        38           41          57
  LAN Packet products                          3           13          10
                                            ----         ----        ----
                                             100%         100%        100%
                                            ====         ====        ====

21.  Litigation

In the fourth quarter of fiscal 1998 the Company reached an agreement in principle to settle the class action lawsuit which was filed in United States District Court in Washington, D.C. during the fiscal year ended April 30, 1995. The lawsuit purported to be a class action on behalf of a class of persons who purchased securities of the Company between March 29 and August 1, 1994 and alleged that the Company made false and misleading statements in violation of United States securities law and common law. The Court entered an order and final judgement approving the settlement and dismissing the lawsuit with prejudice in October 1998. The Company recorded the expense in connection with the settlement of $2,642,000 in the fourth quarter of fiscal 1998, which represents the direct costs incurred.

Lucent Technologies Inc. ("Lucent Technologies") filed a complaint during the fiscal year ended April 30, 1998 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The Complaint alleges that the Company's manufacture and sale, in the United States, of some of the standardized functions on the Newbridge frame relay and ATM switch products, along with its ADPCM (adaptive

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)


differential pulse code modulation) and card initialization implementations, infringe certain United States patent rights claimed by Lucent Technologies. The Complaint requests actual and trebled damages in an unspecified amount. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims. The Company has filed an answer to the Complaint and is defending this action vigorously. Because the outcome of the action is not certain at this time, no provision for any liability that may result upon adjudication has been made in these Consolidated Financial Statements.


22. Uncertainty Due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information that uses year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure that could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

23. Subsequent Events

In May 1999, the Company completed its investment in TeraBridge Technologies Corporation ("Terabridge"), which specializes in delivering intelligent call and service control products to service providers and is headquartered in Gurnee, Illinois. The Company acquired a 19% equity ownership position for US$60,000,000 (Cdn$90,511,000) and has an option to increase its equity ownership position to 50% for US$10,000,000.

In June 1999, the Company announced a definitive agreement to acquire Stanford Telecommunications Inc. ("STII") (STII: NASDAQ), a leading supplier of broadband wireless technology and products. The net purchase price of the acquisition is estimated at US$280,000,000 (Cdn$ 411,740,000) which represents the gross purchase price of approximately US$490,000,000 (Cdn$720,545,000) net of proceeds from the divestiture of divisions of STII that are unrelated to the Company's core business. The boards of directors of the Company and STII have approved an agreement and plan of merger, subject to conditions including approval by STII's stockholders, whereby the Company will acquire all of the outstanding shares of common stock of STII in a tax-free, stock-for-stock exchange. Under the agreement STII stockholders will receive for each share of common stock US$30 in the Company stock plus a contingent value right (CVR) which will give them a participation in the proceeds on the sale of other operations above a minimum amount. This participation will also be payable in the form of the Company common shares. The CVR is expected to have a value of up to US$5 per share.

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                May 2, 1999, April 30, 1998 and April 30, 1997
    (Canadian dollars, tabular amounts in thousands except per share data)



For the purpose of this transaction, the value of a Newbridge common share shall equal the ten-day average closing price on the New York Stock Exchange, ending on the fifth trading day immediately preceding STII's stockholder vote, expected in October. If the Newbridge stock price, pursuant to this calculation, is below US$24 and the Company does not exercise its right to adjust the exchange ratio, STII's board will be permitted to terminate the Agreement.

                       SELECTED QUARTERLY FINANCIAL DATA

The quarterly financial data for the fiscal years ended May 2, 1999 and April 30, 1998 are derived from unaudited consolidated financial statements of the Company which include, in the opinion of Management, all normal and recurring adjustments considered necessary for a fair statement of results for such periods. The selected quarterly financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                Fiscal 1998 Quarters Ended               Fiscal 1999 Quarters Ended
                                            --------------------------------------    -----------------------------------
                                            Aug 3,    Nov 2,     Feb 1,     Apr 30,   Aug 2,    Nov 1,     Jan 31,    May 2,
                                             1997      1997       1998       1998      1998      1998       1999       1999
                                             ----      ----       ----       ----      ----      ----       ----       ----
                                                   (Canadian dollars, amounts in thousands except per share data)
Sales                                    $434,738   $432,169   $ 358,520    $395,193   $426,056   $456,781   $450,753   $457,115
Gross margin                              274,008    272,368     213,707     235,472    274,008    267,457    262,791    259,089

Net earnings (loss)/(1)/                   64,354     57,993    (144,283)      3,618     35,520     53,314    120,119    (29,792)

Earnings (loss) per share
  Basic                                  $   0.37   $   0.33   $    0.82    $   0.02   $   0.20   $   0.30   $   0.68   $  (0.17)
  Fully diluted                          $   0.36   $   0.33   $    0.82    $   0.02   $   0.20   $   0.30   $   0.64   $  (0.17)

Weighted average number of shares
  Basic                                   172,964    174,733     175,376     175,598    176,105    176,766    177,596    180,105
  Fully diluted                           189,082    174,733     175,376     175,598    176,105    176,766    199,951    180,105

U.S. GAAP
Net earnings (loss)/(1)/                 $ 64,354   $ 57,993   $(170,664)   $ 29,999   $ 35,520   $ 53,314   $120,119   $(29,792)

Earnings (loss) per share/(2)/
  Basic                                  $   0.37   $   0.33   $   (0.97)   $   0.17   $   0.20   $   0.30   $   0.68   $  (0.17)
  Diluted                                $   0.36   $   0.32   $   (0.97)   $   0.17   $   0.20   $   0.30   $   0.66   $  (0.17)
  Diluted - US$                        US$   0.26 US$   0.23 US$   (0.68) US$   0.12 US$   0.14 US$   0.20 US$   0.43 US$  (0.11)

Weighted average number of shares
  Basic                                   172,964    174,733     175,376     175,598    176,105    176,766    177,596    180,105
  Diluted                                 179,821    182,728     175,376     175,598    176,105    176,766    182,030    180,105

_____________
(1) Includes non-recurring gains and charges. See Notes 14, 15 and 16 to the Consolidated Financial Statements.
(2)  See Note 18 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company and their ages at June 17, 1999 are:

Name and Municipality of Residence   Age                  Position
----------------------------------   ---                  --------
Terence H. Matthews                  56      Chairman of the Board, Chief Executive
Kanata, Ontario, Canada                       Officer and Director

Peter D. Charbonneau                 45      Vice Chairman of the Board
Ottawa, Ontario, Canada                       and Director

Alan G. Lutz                         53      President, Chief Operating Officer
McLean, Virginia, USA                         and Director

James D. Arseneault                  39      Executive Vice President Internetworking
Woodlawn, Ontario, Canada                     Products Group

Satjiv S. Chahil                     49      Executive Vice President, Marketing
Los Altos, California, USA

Pearse J. Flynn                      36      Executive Vice President and General
Graystones, Kirkmalcolm, Scotland             Manager, European Region

Roger K.Y. Fung                      46      Executive Vice President and General
Happy Valley, Hong Kong                       Manager, Asia Pacific Region

Giulio M. Gianturco                  43      Executive Vice President and General
Sudbury, Massachusetts, USA                   Manager, Americas Region

Brian M. Jervis                      48      Executive Vice President, Switching
Almonte, Ontario, Canada                      Product Group

Conrad W. Lewis                      46      Executive Vice President, Access
Stittsville, Ontario, Canada                  Products Group

Dr. Donald Mills                     65      Corporate Vice President, Administration
Kanata, Ontario, Canada                       and Director

Peter A. Nadeau                      43      Corporate Vice President and
Ottawa, Ontario, Canada                       General Counsel

Kenneth B. Wigglesworth              35      Executive Vice President, Finance and
Kanata, Ontario, Canada                       Chief Financial Officer

All of the above mentioned executive officers, with the exception of Alan G. Lutz, Satjiv S. Chahil, Pearse J. Flynn, Giulio M. Gianturco, and Brian M. Jervis, have been employed by the Company in various capacities during the past five years.

Alan G. Lutz joined the Company in June 1998 as President, Chief Operating Officer and a Director of the Company. Prior to joining the Company, Mr. Lutz was Senior Vice President and Group General Manager, Communication Products Group for Compaq Computer, a worldwide information technology company and supplier of personal computers, since

November 1996. He served as Executive Vice President, Unisys Corporation and President, Computer Systems Group from May 1994 to October 1996.

Satjiv S. Chahil joined Newbridge in February 1999 as Executive Vice President, Marketing. Prior to joining the Company, Mr. Chahil was President of Chahil.com, a marketing consulting organization based in California's Silicon Valley, since May 1997. From August 1992 to April 1997 Mr. Chahil was an executive at Apple Computer Inc., a leading personal computer company, and most recently was Corporate Senior Vice President responsible for Worldwide Marketing and Corporate Communications. Mr. Chahil also has extensive experience in global sales and marketing roles at IBM and Xerox.

Pearse J. Flynn joined the Company in February 1999 as Executive Vice President, European Region. Prior to joining the Company, from June 1987 to January 1999, Mr. Flynn served in various capacities at Compaq Computer Corporation, a leading information technology company and supplier of personal computers. Most recently, Mr. Flynn held the position Vice President, Worldwide Channel Services.

Giulio M. Gianturco joined the Company in November 1998 as Executive Vice President and General Manager, Americas Region. Prior to joining the Company, from January 1998 to November 1998, Mr. Gianturco served as President, Digital Networks Products Group at Cabletron Systems, a supplier of LAN and WAN equipment. From June 1995 to January 1998 he served in various capacities at Digital Equipment Corporation ("DEC"), a worldwide information technology company, most recently as Vice President - Americas. From November 1991 until joining DEC, Mr. Gianturco served as National Channel Manager at AT&T, a nation wide service provider in the USA, in their Global Business Communications unit.

Brian M. Jervis joined Newbridge in November 1998 as Executive Vice President, Switching Products Group. During the five years prior to joining the Company Mr. Jervis served in various capacities at Northern Telecom Limited, most recently as Senior Vice President and General Manager of Magellan Passport/DPN (Data Packet Networks).

Name and Municipality of Residence   Age          Position
----------------------------------   ---          --------
Dr. Denzil J. Doyle                  67           Director
Kanata, Ontario, Canada

Alan D. Horn                         47           Director
Toronto, Ontario, Canada

Trevor G. Jones                      60           Director
Willowdale, Ontario, Canada

Graham C. C. Miller                  68           Director
Cotuit, Massachusetts, USA

Kent H. E. Plumley                   62           Director
Kanata, Ontario, Canada

Dr. John C. J. Thynne                67           Director
London, England

Terence H. Matthews founded the Company in June 1986 and has served as Chairman of the Board, Chief Executive Officer and a Director of the Company since that time. From the inception of the Company to June 1993 Mr. Matthews also served as President. Mr. Matthews also serves as Chairman of the Board of Directors for Crosskeys Systems Corporation and Tundra Semiconductor Corporation.

Peter D. Charbonneau has been Vice Chairman of the Board of the Company since June 1998 and a Director of the Company since December 1996. Mr. Charbonneau was President and Chief Operating Officer of the Company from December 1996 to June 1998. From January 1987 to December 1996, Mr. Charbonneau held a variety of positions with the Company, most recently as Executive Vice President and Chief Financial Officer. Mr. Charbonneau is also a director of Crosskeys Systems Corporation.

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

Graham C. C. Miller has been a Director of the Company since September 1987. Mr. Miller is Chairman Emeritus of LTX Corporation, a manufacturer of semiconductor testing equipment, was Chairman of the Board of Directors from 1976 through to 1998, and was President and Chief Executive Officer until February 1994. He is a member of the Audit Committee and the Directors' Affairs Committee of the Board of Directors of the Company.

Dr. Donald Mills has been Corporate Vice President, Administration of the Company since April 1989. Dr. Mills has been a Director of the Company since September 1988.

Kent H. E. Plumley has been a Director of the Company since June 1986. Mr. Plumley has been a partner of Osler, Hoskin & Harcourt, Barristers & Solicitors, since May 1990. Mr. Plumley is the Chairman of the Employee Compensation Committee of the Board of Directors of the Company.

Dr. John C. J. Thynne has been a Director of the Company since April 1992. Dr. Thynne has been Managing Director of Camrose Consultancy Services since January 1991. Dr. Thynne is a member of the Audit Committee and Employee Compensation Committee of the Board of Directors of the Company.

All directors of the Company hold office until the next annual meeting of shareholders or until the election and qualification of their successors. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.


Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to
Exhibit 99 to this Annual Report on Form 10-K, "Statement of Executive Compensation" as set forth in the form of the Company's proxy circular for the annual and special meeting of shareholders to be held on September 23, 1999. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information contained under the sub-captions "Report on Executive Compensation" and "Performance Graph".


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's Common Shares as at June 17, 1999 (i) by each person known by the Company to own beneficially more than 5% of the Company's Common Shares, (ii) by each of the Company's directors and (iii) by all directors and executive officers of the Company as a group. The information as to beneficial ownership is presented in accordance with the rules and regulations under the United States Securities Exchange Act of 1934 and consequently may differ from similar information that appears in the Company's proxy circular prepared in accordance with the Canada Business Corporations Act for the annual and special meeting of shareholders to be held on September 23, 1999.

                                                  Shares Issuable
                                                  Within 60 Days    Total Shares
                                Shares Currently   Upon Exercise    Beneficially     % of
Name and Address                 Directly Owned   of Options/(1)/       Owned       Class
-----------------------------------------------------------------------------------------------
Terence H. Matthews                   39,710,908              nil  39,726,908/(2)/  22.02%
  Kanata, Ontario

FMR Corp.                             18,375,407              nil  18,375,407/(3)/  10.18%
  Boston, Massachusetts, USA

Donald Mills                             784,016            1,325     801,341/(4)/      *

Kent H. E. Plumley                       289,187           24,500     358,909/(5)/      *

Peter D. Charbonneau                      28,000          102,250     283,650/(6)/      *

Alan G. Lutz                              10,000          166,666     176,666           *

John C. J. Thynne                         34,000           17,000      51,000           *

Graham C. C. Miller                       35,616           10,500      46,116/(7)/      *

Denzil J. Doyle                           29,000           10,500      43,200/(8)/      *

Trevor G. Jones                            8,000           12,000      20,000           *

Alan D. Horn                                 nil              nil         nil

All directors and executive
officers as a group (19 persons)  41,045,225  529,723  41,810,220/(9)/  23.17%
_______________

* Less than 1%

 (1) Shares issuable upon exercise of stock options that are exercisable within 60 days of June 17, 1999.
 (2) Includes 4,974,000 shares owned directly; 16,000 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership; 32,379,153 shares beneficially owned through control of Wesley Clover Corporation; 1,745,920 shares beneficially owned through 2874806 Canada Inc.; 595,000 shares beneficially owned through control of 3090-8081 Quebec Inc.; 16,835 shares beneficially owned through 2985314 Canada Inc., and 1,745,920 shares beneficially owned through 2874814 Canada Inc.
 (3) Shares held by Fidelity Management & Research Company, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, as amended, and a subsidiary of FMR Corp.
 (4) Includes 16,000 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership.
 (5) Includes 42,872 shares and 2,350 shares issuable within 60 days upon the exercise of options beneficially owned through his wife, as to which shares and shares issuable upon the exercise of options he disclaims beneficial ownership.
 (6) Includes 153,400 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership.
 (7)  Includes 35,616 shares owned jointly with his wife.
 (8) Includes 3,500 shares beneficially owned through his wife, as to which shares he disclaims beneficial ownership.
 (9) Includes, in the aggregate, 232,922 shares and 2,350 shares issuable within 60 days of June 17, 1999 upon the exercise of options beneficially owned through spouses and children, as to which shares and shares issuable upon the exercise of options they disclaim beneficial ownership.

Except as otherwise indicated, the persons in the table have sole voting and investment powers with respect to all Common Shares beneficially owned by them subject to community property laws where applicable and the information contained in the footnotes to the table.

Statements contained in the table as to shares beneficially owned by directors and executive officers or over which they exercise control or direction are, in each instance, based upon information obtained from such directors and executive officers. The Company is not aware of any person except the holders set forth above who beneficially owns or exercises control or direction over shares carrying more than 5% of the votes attached to such shares of the Company as at June 17, 1999.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to
Exhibit 99 to this Annual Report on Form 10-K, "Statement of Executive Compensation" as set forth in the form of the Company's proxy circular for the annual and special meeting of shareholders to be held on September 23, 1999. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information contained under the sub-captions "Report on Executive Compensation" and "Performance Graph".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) (1) The following financial statements and supplementary data are filed as part of this Report under Item 8:

                                                                                     Page
                                                                                     ----
               Financial Statements

                 Auditors' Report to the Shareholders.............................    44
                 Consolidated Statements of Earnings and
                   Retained Earnings for the years
                   ended May 2, 1999, and April 30, 1998 and 1997.................    45
                 Consolidated Balance Sheets as at
                   May 2, 1999 and  April 30, 1998................................    46
                 Consolidated Statements of Cash Flows for the
                   years ended May 2, 1999, and April 30 1998 and 1997............    47
                 Consolidated Statements of Shareholders' Equity for the
                   years ended May 2, 1999, and April 30 1998 and 1997............    48
                 Notes to the Consolidated Financial Statements...................    49

               Selected Quarterly Financial Data (unaudited)......................    74

     (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended May 2, 1999.

     (c) The following exhibits are filed or incorporated by reference as part of this Report (Exhibit 10.1 and 10.2 are compensatory plans or arrangements):

          3.1       Articles of Amalgamation.

          3.2       By-Law No. 3./(1)/

          10.1 Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan, as amended./(2)/

          10.2 Newbridge Networks Corporation 1999 Key Employee Stock Option Plan./(2)/

          10.3--

          10.7      [Reserved]

          10.8 Credit Facilities Letter dated December 19, 1997 between Newbridge Networks Corporation and Royal Bank of Canada./(3)/

          10.9 Loan Agreement dated January 30, 1998 between Newbridge Networks Corporation and Citibank Canada./(2)/

          10.10 Note Purchase Agreement dated April 28, 1998 between Newbridge Networks Corporation and the Purchasers named therein./(2)/

          10.11--

          10.13     [Reserved]

          10.14 License Agreement effective May 1, 1994 between 2880016 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 2880016 Canada Inc. and Newbridge Networks Corporation./(4)/

          10.15 License Agreement effective May 1, 1994 between 3015955 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 3015955 Canada Inc. and Newbridge Networks Corporation./(4)/

          10.16 License Agreement effective May 1, 1994 between 3028623 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 3028623 Canada Inc. and Newbridge Networks Corporation./(4)/

          10.17 Lease dated May 29, 1997 for 76,230.65 square feet at 359 Terry Fox Drive, Kanata, Ontario./(1)/

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

          10.20 Lease dated May 1, 1995 for 1,882 square feet, more or less, at 362 Terry Fox Drive, Kanata, Ontario./(4)/

          10.21 Lease dated April 1, 1995 for 13,106 square feet, more or less, at 50 Sandhill Road, Kanata, Ontario./(4)/

          10.22 Lease dated April 23, 1997 for 242,856.67 square feet, more or less, at 349 Terry Fox Drive, Kanata, Ontario./(1)/

          10.23 Sublease dated October 1, 1996 for 20,718 square feet, more or less, at 350 Terry Fox Drive, Kanata, Ontario./(1)/

          10.23a Letter Agreement dated March 12, 1998 amending Sublease referred to in Exhibit 10.23.

          10.24 Non-Competition Agreement between Terence Matthews and Newbridge Networks Corporation dated October 14, 1987.

          10.25 Employment Agreement between Alan G. Lutz and Newbridge Networks Corporation dated May 21, 1998./(2)/

          10.26 Lease amendment between Kanata Research Park Corporation and Newbridge Networks Corporation dated January 7, 1998 for 10,930 square feet at 555 Legget Drive.

          10.27 Lease amendment between Crosskeys Systems Corporation, Kanata Research Park Corporation and Newbridge Networks Corporation dated September 21, 1998.

          10.28 Lease assignment dated November 5, 1998 between Castleton Network Systems Corporation, Kanata Research Park Corporation and Newbridge Networks Corporation.

          10.29 Lease agreement between Kanata Research Park Corporation and Newbridge Networks Corporation dated February 26, 1999 amending Sublease referred to in Exhibit 10.17.

          10.30 Lease agreement between Kanata Research Park Corporation and Newbridge Networks Corporation dated March 15, 1999 for 6,832 square feet at 555 Legget Drive.

          10.31 Lease agreement between Kanata Research Park Corporation and Newbridge Networks Corporation dated March 15, 1999 for 1,151 square feet at 555 Legget Drive.

          11.1 Computation of earnings per share under accounting principles generally accepted in Canada.

          11.2 Computation of earnings per share under accounting principles generally accepted in the United States.

          21        Subsidiaries of the Registrant.

          23        Consent of Independent Accountants.

          27        Financial Data Schedule.

          99 "Statement of Executive Compensation" as set forth in the form of the Company's proxy circular for the annual and special meeting of shareholders to be held on September 23, 1999, incorporated by reference in Items 11 and 13 of this Annual Report on Form 10-K, to the extent set forth therein. This exhibit shall not be deemed to be "soliciting material" or to be "filed" with the United States Securities and Exchange Commission for purposes of Section 14 of the United States Securities Exchange Act of 1934, nor shall it be deemed to be a "management proxy circular" for the purposes of soliciting proxies under the Canada Business Corporations Act.

___________

 (1) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1997.

 (2) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1998.

 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-13316) for the fiscal quarter ended February 1, 1998.

 (4) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1995.

 (5) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NEWBRIDGE NETWORKS CORPORATION



     Date: June 17, 1999        By: /s/ Terence H. Matthews
                                    -----------------------
                                    Terence H. Matthews,
                                    Chairman of the Board of
                                    Directors and Chief
                                    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Date: June 17, 1999        By: /s/ Terence H. Matthews
                                    -----------------------
                                    Terence H. Matthews,
                                    Chairman of the Board, Chief
                                    Executive Officer and Director
                                    (Principal Executive Officer)


     Date: June 17, 1999        By: /s/ Kenneth B. Wigglesworth
                                    ---------------------------
                                    Kenneth B. Wigglesworth,
                                    Executive Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


     Date: June 17, 1999        By: /s/ Alan G. Lutz
                                    ----------------
                                    Alan G. Lutz,
                                    President, Chief Operating Officer
                                    and Director

     Date: June 17, 1999        By: /s/ Peter D. Charbonneau
                                    ------------------------
                                    Peter D. Charbonneau,
                                    Vice Chairman of the Board
                                    and Director


     Date: June 17, 1999        By: /s/ Dr. Denzil J. Doyle
                                    -----------------------
                                    Dr. Denzil J. Doyle,
                                    Director


     Date: June 17, 1999        By: /s/ Alan D. Horn
                                    ----------------
                                    Alan D. Horn,
                                    Director


     Date: June 17, 1999        By: /s/ Trevor G. Jones
                                    -------------------
                                    Trevor G. Jones,
                                    Director


     Date: June 17, 1999        By: /s/ Graham C. C. Miller
                                    -----------------------
                                    Graham C. C. Miller,
                                    Director


     Date: June 17, 1999        By: /s/ Dr. Donald Mills
                                    --------------------
                                    Dr. Donald Mills,
                                    Corporate Vice President and Director


     Date: June 17, 1999        By: /s/ Kent H. E. Plumley
                                    ---------------------
                                    Kent H. E. Plumley,
                                    Director


     Date: June 17, 1999        By: /s/ Dr. John C. J. Thynne
                                    -------------------------
                                    Dr. John C. J. Thynne,
                                    Director

                                 EXHIBIT INDEX

Exhibit
No.                                                                         Page
---                                                                         ----

3.1       Articles of Amalgamation.                                          88

3.2       By-Law No. 3./(1)/

10.1 Newbridge Networks Corporation Consolidated Key Employee Stock Option Plan, as amended./(2)/

10.2      Newbridge Networks Corporation 1999 Key Employee Stock Option
          Plan./(2)/

10.3--

10.7      [Reserved]

10.8 Credit Facilities Letter dated December 19, 1997 between Newbridge Networks Corporation and Royal Bank of Canada./(3)/

10.9      Loan Agreement dated January 30, 1998 between Newbridge
          Networks Corporation and Citibank Canada./(2)/

10.10 Note Purchase Agreement dated April 28, 1998 between Newbridge Networks Corporation and the Purchasers named therein./(2)/

10.11--

10.13     [Reserved]

10.14 License Agreement effective May 1, 1994 between 2880016 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 2880016 Canada Inc. and Newbridge Networks Corporation./(4)/

10.15 License Agreement effective May 1, 1994 between 3015955 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 3015955 Canada Inc. and Newbridge Networks Corporation./(4)/

10.16 License Agreement effective May 1, 1994 between 3028623 Canada Inc. and Newbridge Networks Corporation; Development Agreement effective May 1, 1994 between 3028623 Canada Inc. and Newbridge Networks Corporation./(4)/

10.17 Lease dated May 29, 1997 for 76,230.65 square feet at 359 Terry Fox Drive, Kanata, Ontario./(1)/

10.18 Agreement and Purchase and Sale dated February 16, 1996 for approximately 25,000 square feet at Langstone Business Park, Langstone, Newport, Wales./(5)/

10.19     [Reserved]

10.20 Lease dated May 1, 1995 for 1,882 square feet, more or less, at 362 Terry Fox Drive, Kanata, Ontario./(4)/

Exhibit
No.                                                                         Page
---                                                                         ----


10.21 Lease dated April 1, 1995 for 13,106 square feet, more or less, at 50 Sandhill Road, Kanata, Ontario./(4)/

10.22 Lease dated April 23, 1997 for 242,856.67 square feet, more or less, at 349 Terry Fox Drive, Kanata, Ontario./(1)/

10.23 Sublease dated October 1, 1996 for 20,718 square feet, more or less, at 350 Terry Fox Drive, Kanata, Ontario./(1)/

10.23a Letter Agreement dated March 12, 1998 amending Sublease referred to in Exhibit 10.23./(2)/

10.24     Non-Competition Agreement between Terence Matthews and
          Newbridge Networks Corporation dated October 14, 1987.            108

10.25     Employment Agreement between Alan G. Lutz and Newbridge
          Networks Corporation dated May 21, 1998./(2)/

10.26 Lease amendment between Kanata Research Park Corporation and Newbridge Networks Corporation dated January 7, 1998 for
          10,930 square feet at 555 Legget Drive.                           114

10.27     Lease amendment between CrossKeys Systems Corporation,
          Kanata Research Park Corporation and Newbridge Networks
          Corporation dated September 21, 1998.                             119

10.28     Lease assignment dated November 5, 1998 between Castleton
          Network Systems Corporation, Kanata Research Park Corporation
          and Newbridge Networks Corporation.                               123

10.29 Lease agreement between Kanata Research Park Corporation and Newbridge Networks Corporation dated February 26, 1999
          amending Sublease referred to in Exhibit 10.17.                   128

10.30 Lease agreement between Kanata Research Park Corporation and Newbridge Networks Corporation dated March 15, 1999 for 6,832
          square feet at 555 Legget Drive.                                  133

10.31 Lease agreement between Kanata Research Park Corporation and Newbridge Networks Corporation dated March 15, 1999 for 1,151
          square feet at 555 Legget Drive.                                  181

11.1      Computation of earnings per share under accounting principles
          generally accepted in Canada.                                     227

11.2      Computation of earnings per share under accounting principles
          generally accepted in the United States.                          228

21        Subsidiaries of the Registrant.                                   229

23        Consent of Independent Accountants.                               230

Exhibit
No.                                                                        Page
---                                                                        ----

27        Financial Data Schedule.                                          231

99 "Statement of Executive Compensation" as set forth in the form of the Company's proxy circular for the annual and special meeting of shareholders to be held on September 23, 1999, incorporated by reference in Items 11 and 13 of this Annual Report on Form 10-K, to the extent set forth therein. This exhibit shall not be deemed to be "soliciting material" or to be "filed" with the United States Securities and Exchange Commission for purposes of Section 14 of the United States Securities Exchange Act of 1934, nor shall it be deemed to be a "management proxy circular" for the purposes of soliciting proxies under the Canada Business Corporations Act.

________________

 (1) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1997.

 (2) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1998.

 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-13316) for the fiscal quarter ended February 1, 1998.

 (4) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1995.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-13316) for the fiscal year ended April 30, 1996.