Form 10-Q
period 1999-08-01
NEWBRIDGE NETWORKS CORP
filed 1999-09-15
CIK 827301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                 For the quarterly period ended August 1, 1999



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

The number of Common Shares of the registrant outstanding as at September 10, 1999 was 180,875,551.


                      (Exhibit index located on page 35)


                                (Page 1 of 38)

                        NEWBRIDGE NETWORKS CORPORATION


                               TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------
PART I.              FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Consolidated Statements of Earnings and Retained
                     Earnings -- Fiscal quarters ended
                     August 1, 1999 and August 2, 1998................................     3

                     Consolidated Balance Sheets --
                     August 1, 1999 and May 2, 1999...................................     4

                     Consolidated Statements of Cash Flows --
                     Fiscal quarters ended August 1, 1999
                     and August 2, 1998...............................................     5

                     Notes to the Consolidated Financial Statements...................  6-15

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............................. 16-32


PART II.             OTHER INFORMATION

          Item 1.    Legal Proceedings................................................    33

          Item 5.    Other Information................................................    33

          Item 6.    Exhibits and Reports on Form 8-K.................................    33


SIGNATURES............................................................................    34


                                (Page 2 of 38)

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                        NEWBRIDGE NETWORKS CORPORATION

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

        (Canadian dollars, amounts in thousands except per share data)
                                  (Unaudited)

                                                               Fiscal quarter ended
                                                              ----------------------
                                                              August 1,    August 2,
                                                                1999         1998
                                                              --------    ----------
Sales                                                         $495,070    $426,056

Cost of sales                                                  215,521     176,562
                                                              --------    --------

Gross margin                                                   279,549     249,494

Expenses
          Selling, general and administrative                  141,037     129,039
          Research and development                              67,621      67,156
          Amortization of acquired intangibles                   2,745         927
                                                              --------    --------

Income from operations                                          68,146      52,372

Interest income                                                  7,345       6,611
Interest expense on long term obligations                       (6,059)     (6,703)
Net gain on investments (Note 8)                                 3,512          --
Other expenses                                                  (2,618)     (1,506)
                                                              --------    --------

Earnings before income taxes
          and non-controlling interest                          70,326      50,774

Provision for income taxes                                      21,705      14,978

Non-controlling interest                                         1,335         276
                                                              --------    --------

Net earnings                                                    47,286      35,520

Retained earnings, beginning of the period                     928,991     749,830
                                                              --------    --------

Retained earnings, end of the period                          $976,277    $785,350
                                                              ========    ========

Earnings per share (Note 6)
          Basic                                                  $0.26       $0.20
          Fully diluted                                          $0.26       $0.20

Weighted average number of shares
          Basic                                                180,399     176,105
          Fully diluted                                        180,399     176,105

        See accompanying Notes to the Consolidated Financial Statements.


                                (Page 3 of 38)

                        NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)


                                                                    August 1,     May 2,
                                                                      1999        1999
                                                                  -----------  ----------
                                                                  (unaudited)
Assets

Cash and cash equivalents                                         $  432,459   $  666,019
Marketable securities                                                198,283      213,675
Accounts receivable, net of provision for returns and
          doubtful accounts of $19,619 (May 2, 1999 - $16,217)       560,204      472,811
Inventories (Note 2)                                                 271,373      210,286
Prepaid expenses                                                      50,657       46,753
Other current assets                                                  29,055       46,160
                                                                  ----------   ----------

                                                                   1,542,031    1,655,704

Property, plant and equipment                                        463,242      455,483
Goodwill                                                              38,939       40,022
Software development costs                                            37,809       35,909
Future tax benefits                                                   52,569       59,999
Other assets (Note 4)                                                387,744      223,507
                                                                  ----------   ----------

                                                                  $2,522,334   $2,470,624
                                                                  ==========   ==========

Liabilities and Shareholders' Equity

Current liabilities
          Accounts payable                                        $  178,333   $  190,630
          Accrued liabilities                                        187,622      201,361
          Income taxes                                                85,488       16,853
          Current portion of long term obligations                     2,037        2,869
                                                                  ----------   ----------

                                                                     453,480      411,713

Long term obligations                                                390,583      384,021
Future tax obligations                                                54,277      123,088
Non-controlling interest                                              24,348       22,583
                                                                  ----------   ----------

                                                                     922,688      941,405
                                                                  ----------   ----------

Common shares -- 180,596,954 outstanding
          (May 2, 1999 -- 180,104,582 outstanding)                   589,956      572,990
Accumulated foreign currency translation adjustment                   33,413       27,238
Retained earnings                                                    976,277      928,991
                                                                  ----------   ----------

                                                                   1,599,646    1,529,219
                                                                  ----------   ----------

                                                                  $2,522,334   $2,470,624
                                                                  ==========   ==========


        See accompanying Notes to the Consolidated Financial Statements.


                                (Page 4 of 38)

                        NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Canadian dollars in thousands)
                                  (Unaudited)



                                                              Fiscal quarter ended
                                                            -------------------------
                                                             August 1,      August 2,
                                                               1999           1998
                                                            ----------     ----------
Operating activities

Net earnings                                                 $  47,286    $ 35,520

Adjustments for:
 Amortization                                                   43,828      38,662
 Future tax benefits and obligations                           (60,678)     14,313
 Non-controlling interest                                        1,359         298
 Foreign currency translation                                   (4,377)     18,638
 Other                                                           3,761         (39)

Cash effect of changes in:
 Accounts receivable                                           (87,393)     (2,656)
 Inventories                                                   (61,087)      7,669
 Prepaid expenses and other current assets                      13,201      (9,684)
 Accounts payable and accrued liabilities                      (26,036)    (17,398)
 Income taxes                                                   68,635     (15,186)
                                                             ---------    --------
                                                               (61,501)     70,137
                                                             ---------    --------

Investing activities

Sales (purchases) of marketable securities                      15,392     (48,684)
Additions to property, plant and equipment                     (42,347)    (70,741)
Capitalized software development costs                          (6,043)     (5,242)
Additions to other assets                                     (168,045)    (22,410)
                                                             ---------    --------
                                                              (201,043)   (147,077)
                                                             ---------    --------

Financing activities

Issue of common shares                                          16,375      18,945
Increase in long term obligations                                9,978      16,765
Repayment of long term obligations                              (4,163)     (5,462)
                                                             ---------    --------
                                                                22,190      30,248
                                                             ---------    --------

Decrease in cash and cash equivalents                         (240,354)    (46,692)
Effect of foreign currency translation on cash                   6,794       8,096
                                                             ---------    --------
                                                              (233,560)    (38,596)

Cash and cash equivalents, beginning of period                 666,019     467,464
                                                             ---------    --------

Cash and cash equivalents, end of period                     $ 432,459    $428,868
                                                             =========    ========


        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 5 of 38)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Newbridge Networks Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. These accounting principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the method of calculation of earnings per share, as disclosed in Note 6.

In the opinion of Management, the unaudited interim consolidated financial statements reflect all normal and recurring adjustments considered necessary for fair presentation.

The results of operations for the first fiscal quarter ended August 1, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2000.

2.  Inventories

                                                          August 1,     May 2,
                                                            1999        1999
                                                          --------    --------
               Finished goods                             $171,816   $118,251
               Work in process                              19,112     27,807
               Raw materials                                80,445     64,228
                                                          --------   --------
                                                          $271,373   $210,286
                                                          ========   ========

3.  Goodwill

                                                          August 1,   August 2,
                                                            1999        1998
                                                          --------    --------
          Goodwill, beginning of the period               $ 40,022   $ 72,719
          Additions associated with acquisitions               275         --
          Amortization                                      (1,358)      (827)
          Effect of foreign currency translation                --        346
                                                         ---------   --------
          Goodwill, end of the period                     $ 38,939   $ 72,238
                                                          ========   ========

          Accumulated goodwill amortization               $  8,489   $ 11,925
                                                          ========   ========

                                (Page 6 of 38)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


4.  Other Assets


                                                 August 1,    May 2,
                                                  1999        1999
                                                 --------    --------
        Long term investments
          Accounted for by the equity method    $116,477   $ 29,236
          Accounted for by the cost method       215,117    161,901
                                                --------   --------
                                                 331,594    191,137
          Other Assets                            56,150     32,370
                                                --------   --------
                                                $387,744   $223,507
                                                ========   ========

Long term investments accounted for by the equity method represent investments in companies over which the Company has significant influence. Under the equity method, the carrying value of the investment includes the Company's proportionate share of earnings of the investee company since acquisition. Investee companies which are not subject to significant influence by the Company are accounted for by the cost method. In accordance with Canadian and U.S. GAAP, the carrying value of long term investments in common shares that are publicly traded or privately held are not adjusted to reflect increases in fair value but are adjusted to reflect non-temporary impairments in fair value.

In May 1999, the Company completed its investment in TeraBridge Technologies Corporation ("TeraBridge"), which specializes in delivering intelligent call and service control products to service providers and is headquartered in Gurnee, Illinois. The Company acquired a 19% equity ownership position at a total purchase price of US$60,200,000 (Cdn$90,813,000). The majority of the purchase price was assigned to goodwill (Cdn$30,549,000) and to the Company's option (Cdn$51,079,000) to increase its equity ownership position to 50% within the next year for US$10,000,000. The Company is accounting for its investment in TeraBridge using the equity method of accounting and is amortizing the goodwill acquired on a straight line basis over five years.

The Company's holdings of 1,763,718 common shares of Juniper Networks Inc ("Juniper") (JNPR: NASDAQ) are included in the category long term investments accounted for by the cost method at a carrying value of $9,723,000. Juniper completed its initial public offering in June 1999 and filed a registration statement for a second public offering in September 1999. The Company agreed to sell 1,525,000 of its shares in Juniper as part of the second public offering. The Company's remaining 238,718 shares in Juniper have been included in an over allotment option granted to the underwriters. Based on the closing price for Juniper's common shares at September 10, 1999, the market value of the Company's investment is approximately $505,000,000.


                                (Page 7 of 38)

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


                                                                 Fiscal quarter ended
                                                               -----------------------
                                                                August 1,    August 2,
                                                                  1999         1998
                                                               ----------   ----------
      Comprehensive income for the period:
          Net earnings                                         $47,286        $35,520
          Other comprehensive income:
            Foreign currency translation
             adjustment                                          6,175         23,981
                                                               -------        -------
          Comprehensive income                                 $53,461        $59,501
                                                               =======        =======



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


                                                               Fiscal quarter ended
                                                              ----------------------
                                                              August 1,    August 2,
                                                                1999         1998
                                                              ---------    ---------
          Earnings per share
           Basic                                              $   0.26      $   0.20
                                                              ========      ========
           Diluted                                            $   0.26      $   0.20
                                                              ========      ========

          Earnings per share -- in U.S. dollars
           Basic                                              $   0.18     $   0.14
                                                              ========     ========
           Diluted                                            $   0.18     $   0.14
                                                              ========     ========

          Weighted average number of shares
           Basic                                               180,399      176,105
                                                              ========     ========
           Diluted                                             182,500      178,419
                                                              ========     ========


                                (Page 8 of 38)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


7.  Acquisition of Stanford Telecommunications Inc.

In June 1999, the Company announced a definitive agreement to acquire Stanford Telecommunications Inc. ("STII") (STII: NASDAQ), a leading supplier of broadband wireless technology and products. The net purchase price of the acquisition is estimated at US$280,000,000 (Cdn$411,740,000) which represents the gross purchase price of approximately US$490,000,000 (Cdn$720,545,000) net of proceeds from the divestiture of divisions of STII that are unrelated to the Company's core business. The boards of directors of the Company and STII have approved an agreement and plan of merger, subject to conditions including approval by STII's stockholders, whereby the Company will acquire all of the outstanding shares of common stock of STII in a tax-free, stock-for-stock exchange. Under the agreement STII stockholders will receive for each share of common stock US$30 in the Company stock plus a contingent value right (CVR) which will give them a participation in the proceeds on the sale of other operations above a minimum amount. This participation will also be payable in the form of the Company's common shares. The CVR is expected to have a value of up to US$5 per share.

For the purpose of this transaction, the value of a Newbridge common share shall equal the ten-day average closing price on the New York Stock Exchange, ending on the fifth trading day immediately preceding STII's stockholder vote, expected in November. If the Newbridge stock price, pursuant to this calculation, is below US$24 and the Company does not exercise its right to adjust the exchange ratio, STII's board of directors will be permitted to terminate the Agreement.


8.  Net Gain on Investments


                                      Fiscal quarter ended
                                     ------------------------
                                      August 1,     August 2,
                                        1999          1998
                                     ---------      --------

 Cambrian Systems Corporation           $2,834      $   --
 Other divestitures                        678          --
                                       -------     -------
                                        $3,512      $   --
                                       =======     =======

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Nortel for cash proceeds of US$97,609,000 (Cdn$149,992,000). The proceeds included earn-out payments of US$3,870,000 (Cdn$5,689,000) received by the Company as a result of certain specified financial performance targets being met by Cambrian. The Company received the second of these earn-out payments in June 1999. Additional future potential earn-out payments of up to approximately US$19,000,000 will be received by the Company if certain specified financial performance targets are met by Cambrian.

                                (Page 9 of 38)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


9.  Restructuring Costs

In April 1999, the Company decided to streamline the operations of regional sales and support organizations as well as its marketing and product development organizations. The restructuring costs associated with the sales, support and marketing organizations ("Sales and Marketing") consisted primarily of costs related to workforce and facilities reductions, as the Company announced a reduction in the number of locations in which it will have a physical presence in favour of distributors in certain markets, and subcontractors for certain functions. Restructuring costs associated with product development related primarily to asset impairment losses attributable to the capping, discontinuation or divestiture of the development of certain products, and the centralization of development laboratories to make the development process more efficient. The components of restructuring costs of $73,570,000 incurred in the fourth quarter of fiscal 1999 and the related spending to August 1, 1999 are as follows.

                                                    Sales and    Product                  Incurred to    Balance at
                                                    Marketing  Development     Total      Aug 1, 1999   Aug 1, 1999
                                                      -------      -------     --------   -----------   -----------

          Asset impairment losses
            Inventory                                 $ 2,606      $ 8,994     $ 11,600
            Property, plant and equipment               6,576       29,104       35,680
            Other current and non-current assets          568        2,249        2,817
                                                      -------      -------     --------
                                                        9,750       40,347       50,097
                                                      -------      -------     --------

          Provision for restructuring
            Reduction in work force                    14,595          427       15,022        (7,765)        7,257
            Reduction in facilities                     6,627           --        6,627        (2,815)        3,812
            Other restructuring costs                   1,653          171        1,824          (658)        1,166
                                                      -------      -------     --------        ------       -------
                                                       22,875          598       23,473       (11,238)       12,235
                                                      ========     =======     ========      ========       =======

          Restructuring costs                         $32,625      $40,945     $ 73,570
                                                      =======      =======     ========


Asset impairment losses relate to assets affected by the Company's restructuring plan that could not be deployed within the streamlined organizations or elsewhere within the Company. Impairment losses were recorded to the extent the net book value of these assets, including related reserves, exceeded the estimated net realizable value of the underlying assets.

The provision for restructuring is reflected in accrued liabilities at August 1, 1999 and May 2, 1999.

The provision for the reduction in work force included severance, related medical and other benefits, and other obligations to employees. The provision included termination benefits for approximately 200 employees. The work force reductions occurred in Japan, Russia and various other countries. The Company anticipates that these work force reductions will be substantially completed by the end of the second quarter of fiscal 2000.

                                (Page 10 of 38)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)



The provision for the reduction in facilities comprised primarily lease payments and fixed costs associated with the closure of sales, support and administrative facilities in Europe, Japan and the United States. The Company expects to complete these facilities closures by the end of the second quarter of fiscal 2000.

The provision for other restructuring costs comprised various direct incremental costs associated with the restructuring plan.


In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of the enhancement of the focus on the Company's dominant and more profitable products. The Layer 2 Switching End of Life program created impairment losses associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments. The program was completed at the end of fiscal 1999. End of life program costs of $37,928,000 incurred in the second quarter of fiscal 1999 comprised the following.


                                                  Total
                                                 -------
Asset impairment losses
  Accounts receivable                            $ 7,762
  Inventory                                       22,928
                                                 -------
                                                  30,690

Customer obligations                               7,238
                                                 -------
 Layer 2 Switching End of Life program costs     $37,928
                                                 =======

Impairment losses related to accounts receivable and inventory were recorded to the extent that the net book value of these assets, including related reserves, exceeded their fair value. The fair value was based on the estimated net realizable value of the underlying assets.


In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge of $6,532,000 incurred in October 1998 reflected the accrual of involuntary termination benefits, lease cancellation penalties and other direct costs associated with the transition. As at August 1, 1999, $2,831,000 of these costs had been incurred including costs of $1,616,000 incurred in the first quarter of fiscal 2000. Additional costs of approximately $9,000,000 related to the transfer of personnel and equipment, the recruitment of new staff and the expansion of facilities in Hong Kong are being expensed as incurred. In the first quarter of fiscal 2000, $1,542,000 of these costs were incurred and have been included in selling, general and administrative expenses on the Consolidated Statement of Earnings. These additional costs were not significant in fiscal 1999. The Asia Pacific Resources Relocation program is expected to be substantially completed by the end of the third quarter of fiscal 2000.

                                (Page 11 of 38)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)



10.  Supplementary Measure of Net Earnings and Earnings Per Share

Management uses supplementary measures of net earnings and earnings per share to evaluate the financial performance of the Company. These supplementary measures are consistent with the net earnings and earnings per share disclosed in these Consolidated Financial Statements except for the impact of items related to acquisitions, divestitures and non-recurring gains and charges. The supplementary measures of net earnings and earnings per share are as follows:


                                                Fiscal quarter ended
                                                ---------------------
                                                 August 1,  August 2,
                                                  1999        1998
                                                --------    --------
Net earnings                                    $ 47,286    $ 35,520
 Add back:
 Amortization of acquired intangibles              2,745         927
 Net gain on investments                          (3,512)         --
 Net tax impact                                    1,185          --
                                                --------    --------
 Supplementary measure of net earnings          $ 47,704    $ 36,447
                                                ========    ========

Supplementary measure of earnings per share

 Canadian GAAP
  Basic                                         $   0.26   $   0.20
                                                ========   ========
  Fully diluted                                 $   0.26   $   0.20
                                                ========   ========

 Weighted average number of shares
  Basic                                          180,399    176,105
                                                ========   ========
  Fully diluted                                  180,399    176,105
                                                ========   ========
 U.S. GAAP -- in U.S. dollars
  Basic                                         $   0.18   $   0.14
                                                ========   ========
  Diluted                                       $   0.18   $   0.14
                                                ========   ========
 Weighted average number of shares
  Basic                                          180,399    176,105
                                                ========   ========
  Diluted                                        182,500    178,419
                                                ========   ========

                                (Page 12 of 38)

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



                                                              Fiscal quarter ended
                                                            -----------------------
                                                             August 1,    August 2,
                                                               1999          1998
                                                            -----------  ----------
North and South America
          Sales                                              $ 208,289   $ 180,578
          Cost of sales and expenses                           126,028     105,361
                                                             ---------   ---------
          Operating contribution                                82,261      75,217
                                                             ---------   ---------
Europe, Middle East and Africa
          Sales                                              $ 187,281   $ 128,195
          Cost of sales and expenses                            90,936      73,209
                                                             ---------   ---------
          Operating contribution                                96,345      54,986
                                                             ---------   ---------
Asia Pacific
          Sales                                              $  52,634   $  62,777
          Cost of sales and expenses                            25,528      37,597
                                                             ---------   ---------
          Operating contribution                                27,106      25,180
                                                             ---------   ---------
Corporate
          Sales                                              $  46,866   $  54,506
          Cost of sales and expenses                           181,687     156,590
                                                             ---------   ---------
          Operating contribution                              (134,821)   (102,084)
                                                             ---------   ---------
Total
          Sales                                              $ 495,070   $ 426,056
          Cost of sales and expenses                           424,179     372,757
                                                             ---------   ---------
          Operating contribution                                70,891      53,299
          Amortization of acquired intangibles                   2,745         927
                                                             ---------   ---------
          Income from operations                                68,146      52,372

          Net gain on investments                                3,512          --
          Net interest and other expenses                       (1,332)     (1,598)
          Provision for income taxes                           (21,705)    (14,978)
          Non-controlling interest                              (1,335)       (276)
                                                             ---------   ---------
          Net earnings                                       $  47,286   $  35,520
                                                             =========   =========


                                (Page 13 of 38)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


12.  Litigation

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

13.  Uncertainty Due to the Year 2000 Issue

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


                                (Page 14 of 38)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

14.  Subsequent Event

On August 25, 1999 the Company announced that it had agreed to acquire Northchurch Communications ("Northchurch") and TimeStep Corporation ("TimeStep") for total consideration of approximately $350,000,000. The net purchase price to the Company, excluding incentive compensation to participating employees of Northchurch and TimeStep, is approximately $225,000,000. The Company will account for the acquisitions under the purchase method of accounting and will record the incentive compensation as operating expenses in the periods earned. Northchurch is a developer of Internet Protocol (IP) edge routers for service providers and is headquartered in Andover, Massachusetts. Timestep provides encryption solutions for secure virtual private networks to service providers and large enterprises. TimeStep is headquartered in Kanata, Ontario. The Company expects to complete the transactions in the second quarter of fiscal 2000.


15.  Recent Accounting Pronouncements

In June 1998, FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact of the reporting requirements of SFAS 133.

CICA Handbook - Accounting Section 1540, Cash Flow Statements, which replaces existing Section 1540 Statement of Changes in Financial Position was issued in June 1998 and is effective for fiscal years beginning after July 31, 1998. The impact of this standard is the disclosure of purchases, maturities and sales of marketable securities as an investing activity on the Statement of Cash Flows, in a manner consistent with U.S. GAAP. Under this new standard, investing and financing activities that do not require the use of cash or cash equivalents are excluded from the Statement of Cash Flows but disclosed elsewhere in the consolidated financial statements. The Company has adopted CICA Handbook -- Accounting Section 1540 for all periods presented in these Consolidated Financial Statements.


                               (Page 15 of 38)

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


Recent Developments

In May 1999, the Company completed its investment in TeraBridge Technologies Corporation ("TeraBridge"), which specializes in delivering intelligent call and service control products to service providers and is headquartered in Gurnee, Illinois. The Company acquired a 19% equity ownership position at a total purchase price of US$60,200,000 (Cdn$90,813,000). The majority of the purchase price was assigned to goodwill (Cdn$30,549,000) and to the Company's option (Cdn$51,079,000) to increase its equity ownership position to 50% within the next year for US$10,000,000. The Company is accounting for its investment in TeraBridge using the equity method of accounting and is amortizing the goodwill acquired on a straight line basis over five years.

In June 1999, the Company announced a definitive agreement to acquire Stanford Telecommunications Inc. ("STII") (STII: NASDAQ), a leading supplier of broadband wireless technology and products. The net purchase price of the acquisition is estimated at US$280,000,000 (Cdn$411,740,000) which represents the gross purchase price of approximately US$490,000,000 (Cdn$720,545,000) net of proceeds from the divestiture of divisions of STII that are unrelated to the Company's core business. The boards of directors of the Company and STII have approved an agreement and plan of merger, subject to conditions including approval by STII's stockholders, whereby the Company will acquire all of the outstanding shares of common stock of STII in a tax-free, stock-for-stock exchange. Under the agreement STII stockholders will receive for each share of common stock US$30 in the Company stock plus a contingent value right (CVR) which will give them a participation in the proceeds on the sale of other operations above a minimum amount. This participation will also be payable in the form of the Company's common shares. The CVR is expected to have a value of up to US$5 per share.

For the purpose of the STII transaction, the value of a Newbridge common share shall equal the ten-day average closing price on the New York Stock Exchange, ending on the fifth trading day immediately preceding STII's stockholder vote, expected in November. If the Newbridge stock price, pursuant to this calculation, is below US$24 and the Company does not exercise its right to adjust the exchange ratio, STII's board of directors will be permitted to terminate the Agreement.

On August 25, 1999 the Company announced that it had agreed to acquire Northchurch Communications ("Northchurch") and TimeStep Corporation ("TimeStep") for total consideration of approximately $350,000,000. The net purchase price to the Company, excluding incentive compensation to participating employees of Northchurch and TimeStep, is approximately $225,000,000. The Company will account for the acquisitions under the purchase method of accounting and will record the incentive compensation as operating expenses in the periods earned. Northchurch is a developer of Internet Protocol (IP) edge routers for service providers and is headquartered in Andover, Massachusetts. Timestep provides encryption solutions for secure virtual private networks to service providers and large enterprises. TimeStep is headquartered in Kanata, Ontario. The Company expects to complete the transactions in the second quarter of fiscal 2000.


                               (Page 16 of 38)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items in the Company's Consolidated Statements of Earnings.


                                           Fiscal quarter ended
                                          ----------------------
                                            Aug 1,     Aug 2,
                                             1999       1998
                                           -------    -------
 Sales                                       100.0%     100.0%
 Cost of sales                                43.5       41.4
                                           -------    -------
 Gross margin                                 56.5       58.6

 Expenses
  Selling, general and administrative         28.5       30.3
  Research and development                    13.7       15.8
  Amortization of acquired intangibles         0.5        0.2
                                           -------    -------

 Income from operations                       13.8       12.3

 Interest income, net                          0.3       (0.0)
 Net gain on investments                       0.7        0.0
 Other expenses                               (0.6)      (0.4)
                                           -------    -------

 Earnings before income taxes
  and non-controlling interest                14.2       11.9

 Provision for income taxes                    4.4        3.5

 Non-controlling interest                      0.2        0.1
                                           -------    -------

 Net earnings                                  9.6%       8.3%
                                           =======    =======


Sales


                                               Fiscal quarter ended
                                           -----------------------------
                                           Aug 1,     Aug 2,           %
                                            1999      1998      Increase
                                          --------   --------   --------
                                          (Canadian dollars in thousands)
 Sales                                    $495,070   $426,056     16%
                                          ========   ========

The increase in sales in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 was principally due to an increase in sales of products based on packet technologies for wide area network applications (WAN Packet products), partially offset by declines in revenues from circuit switched networking products and products based on packet technologies for local area network applications (LAN Packet products).

Sales for the first quarter of fiscal 2000 of $495,070,000 represented a 8% increase compared to sales of $457,115,000 for the fourth quarter of fiscal 1999. The increase was principally the result of an increase in sales of the Company's WAN Packet products.


                                (Page 17 of 38)

The following table illustrates, for the periods indicated, the percentage of sales that comprise each of the Company's major product lines.


                                             Fiscal quarter ended
                                            ---------------------
                                              Aug 1,     Aug 2,
                                              1999        1998
                                            -------     -------
WAN Packet                                     72%         52%
Circuit switched networking                    28          43
LAN Packet                                     --           5
                                            -------     -------
                                              100%        100%
                                            =======     =======

Sales of WAN Packet products grew approximately 61% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 and approximately 14% compared to the fourth quarter of fiscal 1999. Growth in sales of WAN Packet products was predominantly the result of increased acceptance and demand by service providers throughout the world for the Company's asynchronous transfer mode (ATM) products.

Sales of circuit switched networking products in the first quarter of fiscal 2000 declined approximately 25% relative to sales in the first quarter of fiscal 1999 and were at approximately the same levels as sales in the fourth quarter of fiscal 1999. Sales of these networking products have been and are expected to be subject to potential declines and quarterly variability as customers throughout the world increasingly adopt packet technologies.

The Company did not have sales of LAN Packet products in the first quarter of fiscal 2000 because the Company instituted a program in the second quarter of fiscal 1999 to discontinue the sale and development of LAN Layer 2 Switching products. Throughout fiscal 1998 and fiscal 1999 the Company experienced sharp decreases in revenue derived from products associated with the former Ungermann-Bass Networks Inc. ("UB") organization, which the Company acquired in January 1997. The Company previously restructured its activities in the LAN business, including the former UB, in the third quarter of fiscal 1998.

The Company expects the proportion of sales derived from WAN Packet products to continue to increase relative to sales derived from circuit switched networking products in fiscal 2000 when compared to fiscal 1999.

The Company sells its products to service providers for applications that provide a range of value-added services, such as Virtual Private Networks
(VPNs), wide area network support and Internet access, and for resale to end users. Sales to service providers and enterprises as a percentage of total sales were as follows.



                                           Fiscal quarter ended
                                          ---------------------
                                              Aug 1,    Aug 2,
                                              1999      1998
                                            -------   -------
Service providers                              80%       71%
Enterprises                                    20        29
                                            -------   -------
                                              100%      100%
                                            =======   =======

Sales to Siemens A.G.                          17%       14%
                                            =======   =======

The proportion of revenue derived from service providers in the first quarter of fiscal 2000 increased relative to the comparable period of fiscal 1999 due to continued declines in sales of the Company's LAN Packet products which largely serve enterprise customers. Deliveries to original equipment manufacturers
(OEMs) for service provider customers and deliveries under certain large contracts with service providers contributed significantly to sales in the first quarter of fiscal 2000 and fiscal 1999. Sales to Siemens A.G. and subsidiaries were generally under OEM arrangements for resale to end users.


                                (Page 18 of 38)

The following table sets forth, for the periods indicated, the percentage of consolidated sales derived by sales management in each of the principal geographic regions in which the Company operates. For additional geographic segment information, see Note 11 to the Consolidated Financial Statements.



                                         Fiscal quarter ended
                                         --------------------
                                             Aug 1,    Aug 2,
                                              1999     1998
                                            -------   -------
Americas Region                                 51%       53%
European Region                                 38        32
Asia Pacific Region                             11        15
                                            -------   -------
                                               100%      100%
                                            -------   -------

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. The increase in exchange rates of the Canadian dollar for the Pound Sterling and the U.S. dollar during the first quarter of fiscal 2000, relative to exchange rates during the first quarter of fiscal 1999, resulted in no material variance in reported sales, gross margin or income from operations.

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

The Company may be subject to sales fluctuations toward the end of calendar 1999 as customer buying patterns may be influenced by the issue of Year 2000 date compliance. Sales mix shifts may occur due to customers limiting their purchases of networking equipment to products that they have already tested for Year 2000 Compliance within their networks, which would shift sales mix away from emerging product offerings and software upgrades. Sales declines could result if customers decide to delay expansion of their networks to after January 1, 2000. The majority of the Company's current product offerings have Year 2000 Compliant versions available and all emerging offerings are designed to be Year 2000 Compliant. Discussion of the Company's program for ensuring that all of its products are Year 2000 date compliant is outlined in the "Year 2000 Date Compliance" section of this report.


                                (Page 19 of 38)

Cost of Sales and Gross Margin


                                                           Fiscal
                                                        quarter ended
                                                    ---------------------
                                                     Aug 1,        Aug 2,
                                                      1999         1998
                                                    ---------     --------
                                                       (Canadian dollars
                                                          in thousands)
 Gross margin                                       $279,549    $249,494
                                                    ========    ========

 As % of sales                                         56%         59%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin as a percentage of sales declined in the first quarter of fiscal 2000 relative to the first quarter of fiscal 1999 due to the decline in revenues from the Company's circuit switched networking products which carry gross margins above the average gross margins earned on the Company's other products and due to lower average selling prices for products based on packet technologies as a result of increased competition on product pricing and increased sales into broadband access applications.


Selling, General and Administrative Expenses

                                                           Fiscal quarter ended
                                                    --------------------------------
                                                      Aug 1,       Aug 2,        %
                                                       1999        1998     Increase
                                                    ----------  ---------  ---------
                                                     (Canadian dollars in thousands)

Selling, general and
  and administrative                                  $141,037   $129,039    9%
                                                      ========   ========
As % of sales                                            28%        30%

Selling, general and administrative expenses increased in the first quarter of fiscal 2000 relative to the first quarter of fiscal 1999 principally as a result of increased remuneration costs associated with salary increases and sales commissions, increased spending on marketing programs related to the introduction of new products, and amortization costs associated with upgrading the Company's information technology infrastructure. These costs were partially offset by the impact of initiatives in the fourth quarter of fiscal 1999 to streamline regional sales and support organizations.

The decrease in selling, general and administrative expenses as a percentage of sales in the first quarter of fiscal 2000 over the first quarter of fiscal 1999 is a result of the lower percentage increase in expenditures as compared to the larger percentage increase in revenues over the same period. Management anticipates that selling, general and administrative expenses as a percentage of sales will decline in fiscal 2000 relative to fiscal 1999.


                                (Page 20 of 38)

Research and Development

                                                      Fiscal quarter ended
                                                ------------------------------
                                                  Aug 1,    Aug 2,        %
                                                  1999      1998      Increase
                                                -------    -------   ---------

                                                (Canadian dollars in thousands)

 Gross research and
  development expenditures                      $84,140    $83,746       0%

 Investment tax credits                          (9,029)    (9,112)     (1)%

 Customer, government
 and other funding                               (5,590)    (5,614)     (0)%

 Net deferral of software
  development costs                              (1,900)    (1,864)      2%
                                                -------    -------

 Net research and
  development expenses                          $67,621    $67,156       1%
                                                =======    =======

 Gross expenditures
  as a % of sales                                 17%        20%

 Recoveries as a %
  of gross expenditures                           20%        20%

 Net expenses as a % of sales                     14%        16%


Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. Gross research and development spending was essentially flat in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 as increased costs associated with salary increases for engineering staff were offset by a reduction in amortization and overhead costs generated through restructuring programs initiated in the fourth quarter of fiscal 1999.

Recoveries as a percentage of gross expenditures in the first quarter of fiscal 2000 were comparable to recoveries in the first quarter fiscal 1999. Management expects the level of recoveries in fiscal 2000, as a percentage of gross expenditures, to approximate or exceed the level in fiscal 1999 based on current levels of committed customer, government and other funding relative to planned spending levels.

The markets for the Company's products are characterized by continuing technological change. The Company plans to increase gross research and development expenditures in fiscal 2000 relative to fiscal 1999 to address the requirements of service providers as they invest in new infrastructures to meet the challenges of growing demand for new communications services and increased competition.


                                (Page 21 of 38)

Amortization of Acquired Intangibles


                                                         Fiscal quarter ended
                                                      -------------------------
                                                       Aug 1,   Aug 2,      %
                                                        1999    1998    Increase
                                                      -------  -------  ---------
                                                     (Canadian dollars in thousands)
Amortization of acquired intangibles                    $2,745     $ 927     196%
                                                        ======    ======

As % of sales                                              1%        0%

Amortization of acquired intangibles in the first quarter of fiscal 2000 and fiscal 1999 is attributable to the amortization of capitalized goodwill related to the Company's acquisitions of subsidiaries and equity accounted long term investments. The increase in amortization of acquired intangibles in the first quarter of fiscal 2000 relative to the first quarter of fiscal 1999 is a result of the Company's investment in TeraBridge Technologies Corporation ("TeraBridge") completed in May 1999. Based on the recent acquisitions of TeraBridge, Stanford Communications Inc., Northchurch Communications Inc. and TimeStep Corporation completed or to be completed in fiscal 2000, Management expects that amortization of acquired intangibles as a percentage of sales will increase in fiscal 2000 relative to fiscal 1999.

Restructuring Costs

In April 1999, the Company decided to streamline the operations of regional sales and support organizations as well as its marketing and product development organizations. The restructuring costs associated with the sales, support and marketing organizations ("Sales and Marketing") consisted primarily of costs related to workforce and facilities reductions, as the Company announced a reduction in the number of locations in which it will have a physical presence in favour of distributors in certain markets, and subcontractors for certain functions. Restructuring costs associated with product development related primarily to asset impairment losses attributable to the capping, discontinuation or divestiture of the development of certain products, and the centralization of development laboratories to make the development process more efficient. Restructuring costs of $73,570,000 incurred in the fourth quarter of fiscal 1999 comprised the following.


                                                       Sales and      Product
                                                       Marketing    Development    Total
                                                       ---------    -----------   -------
                                                       (Canadian dollars in thousands)
          Asset impairment losses
               Inventory                                 $ 2,606      $ 8,994     $11,600
               Property, plant and equipment               6,576       29,104      35,680
               Other current and non-current assets          568        2,249       2,817
                                                         -------      -------     -------
                                                           9,750       40,347      50,097
                                                         -------      -------     -------

          Provision for restructuring
               Reduction in work force                    14,595          427      15,022
               Reduction in facilities                     6,627           --       6,627
               Other restructuring costs                   1,653          171       1,824
                                                         -------      -------     -------
                                                          22,875          598      23,473
                                                         -------      -------     -------

          Restructuring costs                            $32,625      $40,945     $73,570
                                                         =======      =======     =======




                                (Page 22 of 38)

Asset impairment losses relate to assets affected by the Company's restructuring plan that could not be deployed within the streamlined organizations or elsewhere within the Company. Impairment losses were recorded to the extent the net book value of these assets (including related reserves) exceeded the estimated net realizable value of the underlying assets.

The provision for restructuring is reflected in accrued liabilities at August 1, 1999 and May 2, 1999.

The provision for the reduction in work force included severance, related medical and other benefits, and other obligations to employees. The provision included termination benefits for approximately 200 employees. The work force reductions occurred in Japan, Russia and various other countries. The Company anticipates that these work force reductions will be substantially completed by the end of the second quarter of fiscal 2000.

The provision for the reduction in facilities comprised primarily lease payments and fixed costs associated with the closure of sales, support and administrative facilities in Europe, Japan and the United States. The Company expects to complete these facilities closures by the end of the second quarter of fiscal 2000.

The provision for other restructuring costs comprised various direct incremental costs associated with the restructuring plan.

In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of the enhancement of the focus on the Company's dominant and more profitable products. The Layer 2 Switching End of Life program created impairment losses associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments. The program was completed at the end of fiscal 1999. End of life program costs of $37,928,000 incurred in the second quarter of fiscal 1999 comprised the following.


                                                         Total
                                                        -------
Asset impairment losses
    Accounts receivable                                 $ 7,762
    Inventory                                            22,928
                                                        -------
                                                         30,690

Customer obligations                                      7,238
                                                        -------

Layer 2 Switching End of Life program costs             $37,928
                                                        =======

Impairment losses related to accounts receivable and inventory were recorded to the extent that the net book value of these assets (including related reserves) exceeded their fair value. The fair value was based on the estimated net realizable value of the underlying assets.

In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge of $6,532,000 incurred in October 1998 reflected the accrual of involuntary termination benefits, lease cancellation penalties and other direct costs associated with the transition. As at August 1, 1999, $2,831,000 of these costs had been incurred including costs of $1,616,000 incurred in the first quarter of fiscal 2000. Additional costs of approximately $9,000,000 related to the transfer of personnel and equipment, the recruitment of new staff and the expansion of facilities in Hong Kong are being expensed as incurred. In the first quarter of fiscal 2000, $1,542,000 of these costs were incurred and have been included in selling, general and administrative expenses on the Consolidated Statement of Earnings. These additional costs were not significant in fiscal 1999. The Asia Pacific Resources Relocation program is expected to be substantially completed by the end of the third quarter of fiscal 2000.


                                 (Page 23 of 38)


Interest and Other Expenses

                                                     Fiscal quarter ended
                                                 -----------------------------
                                                  Aug 1,    Aug 2,        %
                                                   1999     1998     Increase
                                                 --------  -------   --------
                                                (Canadian dollars in thousands)
 Interest income                                  $ 7,345    $ 6,611     11%

 Interest expense on
 long term obligations                             (6,059)    (6,703)  (10)%

 Other expenses                                    (2,618)    (1,506)    74%


Interest income for the first quarter of fiscal 2000 exceeded interest income for the first quarter of fiscal 1999 due to an increase in the average cash position maintained by the Company. This increase was principally the result of proceeds received from the sale of the Company's equity interests in certain associated companies during the second and third quarters of fiscal 1999. Other expenses represented less than 1% of sales in the first quarters of fiscal 2000 and fiscal 1999.

Net Gain on Investments


                                                        Fiscal quarter ended
                                                      ------------------------
                                                         Aug 1,        Aug 2,
                                                          1999          1998
                                                       --------      --------
                                                   (Canadian dollars in thousands)
           Cambrian Systems Corporation                 $ 2,834      $     --
           Other divestitures                               678            --
                                                       --------      --------

                                                        $ 3,512      $     --
                                                       ========      ========

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Nortel for cash proceeds of US$97,609,000 (Cdn$149,992,000). The proceeds included earn-out payments of US$3,870,000 (Cdn$5,689,000) received by the Company as a result of certain specified financial performance targets being met by Cambrian. The Company received the second of these earn-out payments in June 1999. Additional future potential earn-out payments of up to approximately US$19,000,000 will be received by the Company if certain specified financial performance targets are met by Cambrian.


                                (Page 24 of 38)

Income Taxes


                                                   Fiscal quarter ended
                                                   --------------------
                                                     Aug 1,    Aug 2,
                                                      1999     1998
                                                    ------     ------

 Income tax rate                                       31%       30%
 Income tax rate, excluding amortization of
  acquired intangibles and net gain on investments     30%       30%


The income tax rate for the first quarter of fiscal 2000 varies from the rate for the first quarter of fiscal 1999 due to the effect of income taxes on amortization of acquired intangibles and net gains on investments. Excluding the impact of these items, the income tax rates reported in the first quarters of fiscal 2000 and fiscal 1999 are consistent. The composite rates of income tax have been reduced from the statutory rates primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rates of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate because of the availability of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.


Non-Controlling Interest

The non-controlling interests' share of net earnings in the first quarters of fiscal 2000 and fiscal 1999 represented less than 1% of the Company's sales in those quarters. The non-controlling interests' share of net earnings in the first quarters of fiscal 2000 and fiscal 1999 related to profits from the operations of the Company's non-wholly owned subsidiaries in Latin America. These subsidiaries are systems integrators of networking products.


                                 (Page 25 of 38)

Supplementary Measure of Net Earnings and Earnings Per Share

Management uses supplementary measures of net earnings and earnings per share to evaluate the financial performance of the Company. These supplementary measures are consistent with the net earnings and earnings per share disclosed in the Consolidated Financial Statements except for the exclusion of the impact of the amortization of acquired intangibles, the net gain on investments and other non-recurring gains and charges. The supplementary measures of net earnings and earnings per share for the first quarters of fiscal 2000 and fiscal 1999 are as follows:


                                                            Fiscal quarter ended
                                                           ---------------------
                                                            Aug 1,       Aug 2,
                                                             1999        1998
                                                           --------    --------
Net earnings                                                $47,286     $35,520
 Add back:
 Amortization of acquired intangibles                         2,745         927
 Net gain on investments                                     (3,512)         --
 Net tax impact                                               1,185          --
                                                            -------     -------

 Supplementary measure of net earnings                      $47,704     $36,447
                                                            =======     =======

Supplementary measure of net earnings,
 as a percent of sales                                           10%          9%
                                                            =======     =======

Supplementary measure of earnings per share

 Canadian GAAP
  Basic                                                     $  0.26     $  0.20
                                                            =======     =======
  Fully diluted                                             $  0.26     $  0.20
                                                            =======     =======

 U.S. GAAP
  Basic                                                     $  0.26     $  0.20
                                                            =======     =======
  Diluted                                                   $  0.26     $  0.20
                                                            =======     =======

  Diluted -- in U.S. dollars                                US$0.18     US$0.14
                                                            =======     =======


                                (Page 26 of 38)

Net Earnings

A reconciliation of the major components of the change in net earnings for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 and the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 is as follows.


                                                           Fiscal quarter ended
                                                          ----------------------
                                                           Aug 1,       Aug 2,
                                                            1999         1998
                                                          ---------     --------
Gross margin from sales increase (decrease)               $ 40,414   $ (5,472)

(Decrease) in product gross margins
as a percentage of sales                                   (10,359)   (19,042)

(Increase) in operating expenses                           (12,463)   (12,655)

Decrease (increase) in net interest and other expenses         266     (4,268)

(Increase) decrease in income taxes on
supplementary net earnings                                  (5,542)    12,056

(Increase) in non-controlling interest                      (1,059)      (643)
                                                          --------   --------

Increase (decrease) in supplementary net earnings           11,257    (30,024)

Change in amortization of intangibles and net gain
on investments, net of income taxes                            509      1,190
                                                          --------   --------

Increase (decrease) in net earnings                         11,766    (28,834)

Net earnings in comparable period of prior year             35,520     64,354
                                                          --------   --------

Net earnings                                              $ 47,286   $ 35,520
                                                          ========   ========


                                (Page 27 of 38)

Financial Condition

During the first quarter of fiscal 2000 ended August 1, 1999, working capital decreased from $1,243,991,000 to $1,088,551,000. As at August 1, 1999 the
Company had $630,742,000 in cash, cash equivalents and marketable securities which represented a decrease of $248,952,000 during the first three months of fiscal 2000. The decrease was primarily attributable to the Company's investment in certain associated companies (see Note 4 to the Consolidated Financial Statements). A summary of major cash flow components by activity is as follows.



                                                      Fiscal quarter ended
                                                     -----------------------
                                                      Aug 1,        Aug 2,
                                                       1999          1998
                                                     ---------    ---------
Net earnings                                        $  47,286   $  35,520
Add back items not affecting cash
Amortization and other non-cash charges               (16,107)     71,872
(Increase) decrease in working capital,
 excluding cash and cash equivalents                  (92,680)    (37,255)
                                                    ---------   ---------

Cash flow from operating activities                   (61,501)     70,137
                                                    ---------   ---------

Sales (purchases) of marketable securities             15,392     (48,684)
Additions to property, plant and equipment            (42,347)    (70,741)
Additions to long term investments and other         (174,088)    (27,652)
                                                    ---------   ---------

Cash flow from investing activities                  (201,043)   (147,077)
                                                    ---------   ---------

Proceeds from stock option exercises                   16,375      18,945
Net increase (decrease) in long term obligations        5,815      11,303
                                                    ---------   ---------

Cash flow from financing activities                    22,190      30,248
                                                    ---------   ---------

Impact of foreign currency translation on cash          6,794       8,096
                                                    ---------   ---------

Net cash flow during the period                     $(233,560)  $ (38,596)
                                                    =========   =========

Principal components of the Company's working capital are accounts receivable, inventory, and accounts payable. Accounts receivable as a proportion of revenue increased during the first quarter of fiscal 2000 due to the increase in the proportion of the accounts receivable balance represented by sales under extended credit terms. Inventory levels increased by $61,087,000 in the first quarter of fiscal 2000 as a result of efforts to improve the Company's ability to meet customer demand for WAN packet products. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and the levels of inventory the Company carries relative to its levels of sales are consistent with practices generally prevailing in the networking industry.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $162,155,000, primarily with banks in Canada, the United Kingdom, the United States, Chile and Brazil. At August 1, 1999, $43,839,000 was being utilized under these credit facilities.

In May 1999, the Company completed its investment in TeraBridge Technologies Corporation for a total purchase price of US$60,200,000 (Cdn$90,813,000). In June 1999, the Company announced a definitive agreement to acquire Stanford Telecommunications Inc. ("STII"). The Company plans to issue common shares to finance the acquisition and will sell off STII divisions that are not related to STII's broadband wireless operations. After completion of the STII transactions the Company expects an increase in cash and cash equivalents of


                                (Page 28 of 38)
approximately $350,000,000. In August 1999, the Company announced its intention to acquire Northchurch Communications and TimeStep Corporation for total cash consideration of approximately $350,000,000. The Company expects approximately $150,000,000 of the total cash consideration to be disbursed in fiscal 2000. The Company intends to divest of its shares held in Juniper Networks Inc. ("Juniper") during fiscal 2000. Based on the closing price for Juniper's common shares at September 10, 1999 the market value of the Company's investment is approximately $505,000,000, which would generate after tax proceeds to the Company of approximately $330,000,000.

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

The Company has completed the evaluation of its major product offerings. The majority of products have been classified as either Compliant, having Compliant versions currently available or are Date Compliance Not Applicable. The majority of older or "discontinued" product offerings (including products from the former UB Networks, OST and Castleton


                                (Page 29 of 38)
companies) have been reviewed, with certain offerings found to be Non-Compliant, and others that will not be evaluated for Year 2000 Date Compliance.
Certain Year 2000 Date Compliance product Interoperability Tests have been conducted, a report on these together with all the formal product related messages and Year 2000 Date Compliance Additional Notes are available on the Company's worldwide web site at http://www.newbridge.com/year2000/product_info.html.

The Company recognizes that customers view the Year 2000 rollover as a sensitive time for their networks and are looking for reassurance that their organizations will continue to receive service support during this time. It is the Company's intent to fulfill our contractual obligations to customers during this period. Throughout the Year 2000 and the following leap year rollovers the three regional Newbridge Technical Assistance Centers will be operating under the normal practice of 24 hour, 365 days a year service coverage, including readiness to address Year 2000 issues. The Company will also ensure staffing during the rollover period of its Strategic Network Services and Network Design groups during the rollover period as a component of the Year 2000 Date Compliance Contingency Planning process. The Service Organization shift schedules will operate on overlapping eight-hour cycles to ensure continuity of event management. Specialized network restoration techniques and tools are in development, these will be invoked under the guidance of the Third Level Support
(3LS) and design organizations.

The Company has identified and is working with a selected sample of our Asia Pacific customers to be on-site and electronically linked into their networks and believes that these steps will provide a clear indication of events to come and enable the Company to observe and learn from them.

The Company continues to make plans for the various means by which technical information is to be disseminated to customers to ensure the most effective delivery of Year 2000 bulletins during the transition period. Formal messages from the Company's service organizations to customers and other external parties are available on the Company's worldwide web site at http://www.newbridge.com/year2000/service_planning.html.

The internal compliance element of Year 2000 Date Compliance includes the distribution of responsibility among fourteen "Program Areas" of which each of the Company's operating groups is represented by at least one. Each group is responsible for eight main activities that address the exposure of their Program Areas, as follows.

     i) Awareness -- Inform all employees and ensure awareness of Year 2000 Compliance issues and how they affect the employees, their customers and their suppliers. This includes ensuring support and dedication to the program throughout the Company.

     ii) Inventory -- Take stock of all information technology (IT) systems and equipment and non-IT systems and equipment in use by the Company potentially affected by Year 2000 Date Compliance.


     iii) Impact Analysis -- Assess the significance of each item in the inventory in order to prioritize investigation and testing activities.

     iv) Investigation and Testing -- Examine items recorded during the inventory stage to determine their state of compliance based on the priority set during the impact analysis stage. This step includes requesting product information from suppliers and the formal testing of systems and equipment under controlled conditions.


                                (Page 30 of 38)

     v) Remedial Activities -- After analyzing the compliance status of an item, determine remedial action, if any, to be taken should an item be found to be non-compliant. Actions include fixing errors, following a path to make the item compliant, or complete replacement with a compliant alternative.

     vi) Implementation/Adoption -- Once compliance status has been reached the item is made available for use.

     vii) Critical Supplier Assessment -- Identify, analyze and assess the Year 2000 readiness of critical suppliers of products and services. Actions include judging assurances that equipment supplied is date compliant, the supplier is also diligently undertaking a Year 2000 readiness plan with respect to its own internal systems to minimize the risk of supply disruptions and that contingency planning activities are active. To assist with and to standardize this task, a formal Year 2000 Date Compliance Supplier Assessment process is being used of which one part is the use of formal readiness questionnaires. The Company's supplier assessment initiatives commenced in April 1998 with a mass mailing to over 11,500 vendors from which the Critical Supplier list was originally built. Further targeted mailings and vendor contacts have since been adopted. The Company has not yet obtained adequate assurances from suppliers with respect to their Year 2000 readiness because a significant number (nearly 28% compared as at end of August 1999) of questionnaires sent to critical suppliers have not generated a response. The Company will use alternate suppliers in the event that the supplier does not provide satisfactory answers.

   (viii) Contingency Planning -- Identify, review and address methods by which the potential of Year 2000 related risks can be further mitigated before they occur. Identify, review and address the criteria for invoking a contingency plan. Identify, review and address the steps that may be necessary to cope with actual operational problems including, as an integral part, increases in service and support resources. To assist with and to standardize this task, a formal Year 2000 Date Compliance Contingency Planning process is being used following a business function review and Year 2000 risk exposure assessment. An essential part of this process is the formulation of Crisis Communications Plans for Year 2000 scenarios. Nearly 80% of Contingency Plans have been completed or are in the final draft stage. Those that are completed include, but are not limited to, Manufacturing Operations, Logistics and Finance together with the Facilities infrastructures for the Corporate Kanata campus, the three regional headquarters locations and Newbridge Technical Assistance Center locations. All supplementary internal on-site and on-call rollover staffing requirements have been numerated and competitive compensation strategies approved.

The Company believes that PC desktop and Unix hardware environments are substantially compliant. Repeatable automated inventory and remediation procedures are used to monitor, install and maintain compliance. Adoption of compliant versions of wide area network equipment is completed and compliance of office-based local area networks and telephony is proceeding as planned in accordance with office relocations and infrastructure reinforcement initiatives. The Company believes that compliance of all business-critical systems has been


                                (Page 31 of 38)
substantially completed. To meet changing business requirements the Company continues to re-evaluate applications that are scheduled for retirement prior to the Year 2000 rollover and, in some cases, is ensuring their compliance as a part of ongoing risk mitigation.

The Company's efforts to ensure awareness are on-going throughout the program, disseminated via the Company's internal web site and through various print media.

The costs incurred for Year 2000 Date Compliance are financed internally by the operating groups within the framework of their operating budgets have not had a material impact on the Company's financial results. Incremental spending on the Year 2000 Date Compliance issue is limited to specific program costs which are outside of the normal course of business and are necessitated purely as a result of Year 2000 date compliance. Incremental spending incurred in fiscal periods reported to date and projected to be spent in fiscal 2000 associated with the Year 2000 transition represent less than 1% of the Company's revenues and expected revenues. There can be no assurance that these costs will not be greater than anticipated, however, as the Company progresses through its program and greater certainty regarding costs, particularly related to remediation and contingency plans for identified risks, will be possible.

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


                                (Page 32 of 38)

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

Item 5.   Other Information

The "Cautionary Statement Regarding Forward-Looking Information" contained in "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1999 is incorporated herein by reference and made a part hereof.

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

                  Exhibit 11.1 Computation of earnings per share under accounting principles generally accepted in Canada.

                  Exhibit 11.2 Computation of earnings per share under accounting principles generally accepted in the United States.


                  Exhibit 27    Financial data schedule


                                (Page 33 of 38)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NEWBRIDGE NETWORKS CORPORATION
                                                (Registrant)



Date: September 10, 1999                By:  /s/ Terence H. Matthews
                                             ------------------------
                                             Terence H. Matthews,
                                             Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer



Date: September 10, 1999                By:  /s/ Kenneth B. Wigglesworth
                                             ----------------------------
                                             Kenneth B. Wigglesworth,
                                             Executive Vice President, Finance,
                                             Chief Financial Officer


                               (Page 34 of 38)

                                 EXHIBIT INDEX



                                                                       Page No.
                                                                       --------

              11.1     Computation of earnings per share under accounting
                        principles generally accepted
                         in Canada..........................................  36

              11.2     Computation of earnings per share under accounting
                        principles generally accepted
                         in the United States...............................  37

              27       Financial data schedule..............................  38


                                (Page 35 of 38)