Form 10-K405/A
period 1999-05-02
NEWBRIDGE NETWORKS CORP
filed 1999-10-08
CIK 827301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K/A

                               (Amendment No. 1)

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

At October 1, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately Cdn$5,159,613,000. The number of common shares of the registrant outstanding as at October 1, 1999 was 181,029,529.

Newbridge Networks Corporation ("Newbridge" or the "Company") hereby amends Items 6, 7, 8 and 14 of its Annual Report on Form 10-K for the fiscal year ended May 2, 1999 (SEC File No. 1-13316) to read in their entirety as follows:

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

                                                                                        Fiscal Year Ended
                                                                 ----------------------------------------------------------------
                                                                  May 2,      April 30,    April 30,    April 30,    April 30,
                                                                  1999          1998         1997         1996         1995

                                                                      (Canadian dollars, in thousands, except per share data)
Income Statement Data:
Sales                                                            $1,790,705    $1,620,620   $1,376,727   $  921,244    $ 800,523
Cost of sales                                                       751,874       625,065      507,588      319,745      260,471
                                                                 ----------    ----------   ----------   ----------    ---------
Gross margin                                                      1,038,831       995,555      869,139      601,499      540,052

Expenses
  Selling, general and administrative                               531,308       494,429      346,106      231,060      196,073
  Research and development                                          264,421       258,879      155,330       97,205       66,066
  Restructuring costs /(1)/                                         118,030       181,444           --           --           --
  Purchased research and
    development in process /(2)/                                         --        52,762       96,940           --           --
                                                                 ----------    ----------   ----------   ----------    ---------
 Income from operations                                             125,072         8,041      270,763      273,234      277,913
Interest income, net                                                  8,121         9,761       18,605       22,607       15,952
Net gain on investments /(3)/                                       188,726        50,401       (1,564)      12,715           --
Other expenses                                                      (20,802)      (12,889)      (8,051)      (3,443)      (6,512)
                                                                 ----------    ----------   ----------   ----------    ---------
Earnings before income taxes
   and non-controlling interest                                     301,117        55,314      279,753      305,113      287,353
Provision for income taxes                                          121,303        73,001      117,718      100,779       96,944
Non-controlling interest                                                653           631        5,118        1,470        2,019
                                                                 ----------    ----------   ----------   ----------    ---------

Net earnings (loss) /(4)/                                        $  179,161    $  (18,318)  $  156,917   $  202,864    $ 188,390
                                                                 ==========    ==========   ==========   ==========    =========

Earnings (loss) per share
   Basic                                                              $1.01        $(0.10)       $0.92        $1.22    $    1.16
   Fully diluted                                                      $1.01        $(0.10)       $0.91        $1.19    $    1.11

Weighted average number of shares
   Basic                                                            177,630       174,617      170,510      165,842      162,891
   Fully diluted                                                    177,630       174,617      184,595      179,665      175,823


                                                                                      Fiscal Year Ended
                                                                 ----------------------------------------------------------------
                                                                   May 2,      April 30,    April 30,    April 30,    April 30,
                                                                   1999          1998         1997         1996         1995

                                                                     (Canadian dollars, in thousands, except per share data)
Income Statement Data (continued):
U.S. GAAP /(5)/
   Net earnings (loss)                                             $179,161      $(18,318)    $156,917     $202,864     $188,390

   Earnings (loss) per share
     Basic                                                            $1.01        $(0.10)       $0.92        $1.22    $    1.16
     Diluted                                                          $0.99        $(0.10)       $0.90        $1.19    $    1.13

   Weighted average number of shares
     Basic                                                          177,630       174,617      170,510      165,842      162,891
     Diluted                                                        180,376       174,617      174,525      170,990      166,646

                                                                   May 2,      April 30,    April 30,    April 30,    April 30,
                                                                    1999          1998         1997         1996         1995

                                                                                (Canadian dollars in thousands)
Balance Sheet Data:
Working capital                                                   $1,243,991   $  945,892   $  638,392   $  658,087    $ 491,888
Total assets                                                       2,470,624    1,966,825    1,496,703    1,093,417      827,163

Short term debt (including current
 portion of long term obligations)                                    2,869         4,136        7,353        2,302        2,562
Long term obligations                                               384,021       383,311       10,817          860        3,493
Shareholders' equity                                              1,529,219     1,233,620    1,126,499      902,686      674,645

--------------

(1)  See Note 14 to the Consolidated Financial Statements.
(2)  See Note 15 to the Consolidated Financial Statements.
(3)  See Note 16 to the Consolidated Financial Statements.
(4) Pro forma net earnings, which exclude net gain on investments and non-recurring charges, relating primarily restructuring costs and purchased research and development, for the periods presented are disclosed in the "Net Earnings (Loss)" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(5) Financial information in this Annual Report on Form 10-K is presented in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which also conform in all material respects with accounting principles generally accepted in the United States ("U.S. GAAP"), except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, the inclusion of certain asset impairments in restructuring costs, as disclosed in Note 14, the write off of purchased research and development in process, as disclosed in
     Note 15, and the method of calculation of earnings per share, as disclosed in Note 18.

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

                                                  Fiscal Year Ended
                                            -----------------------------
                                            May 2,    April 30,   April 30,
                                             1999       1998        1997

  Sales                                      100.0%     100.0%     100.0%
  Cost of sales                               42.0       38.6       36.9
                                             -----      -----      -----
  Gross margin                                58.0       61.4       63.1

  Expenses
     Selling, general and administrative      29.7      30.5        25.1
     Research and development                 14.7      16.0        11.3
     Restructuring costs /(1)/                 6.6      11.2          --
     Purchased research and
       development in process                   --       3.2         7.0
                                             -----      -----      -----


  Income from operations                       7.0       0.5        19.7

  Interest income, net                         0.5       0.6         1.3
  Net gain on investments                     10.5       3.0          --
  Other expenses                              (1.2)      (0.7)      (0.7)
                                             -----      -----      -----

  Earnings before income taxes
     and non-controlling interest             16.8       3.4        20.3

  Provision for income taxes                   6.8       4.5         8.5

  Non-controlling interest                     0.0       0.0         0.4
                                             -----      -----      -----

  Net earnings (loss)                         10.0%     (1.1)%      11.4%
                                             =====      =====      =====
------------

(1) As disclosed in Note 14 to the Consolidated Financial Statements, certain asset impairments included in restructuring costs in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") would be included in the calculation of gross margin under accounting principles generally accepted in the United States ("U.S. GAAP"). In accordance with U.S. GAAP, the calculation of gross margin would have included restructuring costs of $42,290,000 or 2.4% of sales for the year ended May 2, 1999 and restructuring costs of $67,583,000 or 4.2% of sales for the year ended April 30, 1998.

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

                                                 Fiscal Year Ended
                                       --------------------------------------


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


                                                Fiscal Year Ended
                                          ------------------------------

                                          May 2,   April 30,    April 30,
                                           1999      1998         1997

  Service providers                         75%       69%          66%
  Enterprises                               25        31           34
                                          ----      ----         ----
                                           100%      100%         100%
                                          ====      ====         ====
  Sales to Siemens A.G.                     18%       16%          18%
                                          ====      ====         ====



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


For a discussion of the effect of U.S. GAAP on gross margins, refer to the "Restructuring Costs" section of this report.

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


Selling, general and administrative expenses increased in fiscal 1999 relative to fiscal 1998 principally as a result of increased remuneration costs associated with salary increases and the addition of sales, marketing and technical support personnel. Other increases in fiscal 1999 relative to fiscal 1998 included amortization costs associated with upgrading information technology infrastructure, and increased marketing costs related to the introduction of new products and expanded advertising programs.

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

Research and Development
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
                                                        Fiscal Year Ended
                                                    --------------------------

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
                                                 ========  =========  =========

In April 1999, the Company decided to streamline the operations of regional sales and support organizations as well as its marketing and product development organizations. The restructuring costs associated with the sales, support and marketing organizations ("Sales and Marketing") consisted primarily of costs related to workforce and facilities reductions, as the Company has announced a reduction in the number of locations in which it will have a physical presence in favour of distributors in certain markets, and subcontractors for certain functions. Restructuring costs associated with product development relate primarily to asset impairment losses related to the discontinuation or divestiture of the development of certain products, and the centralization of development laboratories to make the development process more efficient. The components of restructuring costs of $73,570,000 and the related costs incurred are as follows:

                                               Sales and    Product              Costs    Balance at
                                               Marketing  Development   Total   Incurred  May 2, 1999

 Asset impairment losses
  Inventory                                      $ 2,606      $ 8,994  $11,600
  Property, plant and equipment                    6,576       29,104   35,680
  Other current and non-current assets               568        2,249    2,817
                                                 -------      -------  -------
                                                   9,750       40,347   50,097
                                                 -------      -------  -------

 Provision for restructuring
  Reduction in work force                         14,595          427   15,022        --      $15,022
  Reduction in facilities                          6,627           --    6,627        --        6,627
  Other restructuring costs                        1,653          171    1,824        --        1,824
                                                 -------      -------  -------  --------  -----------
                                                  22,875          598   23,473        --      $23,473
                                                 -------      -------  -------  ========  ===========

 Restructuring costs                             $32,625      $40,945  $73,570
                                                 =======      =======  =======

Asset impairment losses relate to assets affected by the Company's restructuring plan that could not be deployed within the streamlined organizations or elsewhere within the Company. Impairment losses were recorded to the extent the net book value of these assets, including related reserves, exceeded the estimated net realizable value of the underlying assets. Substantially all of the net book values of the inventory and property, plant and equipment affected by the restructuring programs have been reflected as asset impairment losses since the Company estimates that the proceeds of disposition of these assets will approximate the costs of disposal. These asset impairment losses will reduce amortization expense in fiscal 2000 by approximately $11,700,000. The Company anticipates that assets impaired as a result of the restructuring programs will be disposed of during fiscal 2000.

The amounts included in the provision for restructuring are reflected in accrued liabilities as at May 2, 1999.

The provision for the reduction in work force includes severance, related medical and other benefits, and other obligations to employees. The provision includes termination benefits for 137 employees. The work force reductions will occur in Japan, Russia and various other countries. The Company anticipates that these work force reductions will be substantially completed in the first half of fiscal 2000.

The provision for the reduction in facilities comprises lease payments and fixed costs associated with the closure of sales, support and administrative facilities in Europe, Japan and the United States. The Company expects to complete these facilities closures in fiscal 2000.

The provision for other restructuring costs comprises certain consulting costs associated with establishing termination benefits for employees in addition to outplacement and counseling services as well as various other direct incremental costs associated with the restructuring plan.

In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of the enhancement of the focus on the Company's dominant and more profitable products. The Layer 2 Switching End of Life program created impairment losses associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments. The program was completed during fiscal 1999. End of life program costs of $37,928,000 and the related costs incurred are as follows:

                                                            Costs    Balance at
                                                  Total   Incurred   May 2, 1999


  Asset impairment losses
     Accounts receivable                         $ 7,762

     Inventory                                    22,928
                                                 -------
                                                  30,690

  Customer obligations                             7,238    (7,238)      $ --
                                                 -------  ========   ===========

  Layer 2 Switching End of Life program costs    $37,928
                                                 =======

Impairment losses related to accounts receivable and inventory were recorded to the extent that the net book value of these assets, including related reserves, exceeded their fair value. The fair value was based on the estimated net realizable value of the underlying assets. The net carrying amount of inventory affected by the Layer 2 Switching End of Life program was reduced to $1,458,000 given demand for the affected products and the Company's estimated proceeds of disposition, net of the costs of disposal. This inventory was substantially disposed of during fiscal 1999.

Customer obligations related to the cost to the Company of acquiring products from third parties and providing them to customers in order to meet the Company's commitments with respect to providing certain network functionality.

In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge for relocation of $6,532,000 and the related costs incurred are as follows:

                                                               Costs    Balance at
                                                     Total   Incurred   May 2, 1999
  Provision for Asia Pacific Resources relocation
     Workforce terminations                          $3,407   $  (690)       $2,717
     Reduction in facilities                          2,600        --         2,600
     Other relocation costs                             525      (525)           --
                                                     ------   -------        ------

                                                     $6,532   $(1,215)       $5,317
                                                     ======   =======        ======

The provision for workforce terminations reflects the accrual of involuntary termination benefits for 27 employees. The provision for reduction in facilities comprises lease cancellation penalties associated with relocating facilities to Hong Kong and Malaysia. Other relocation costs consist of direct incremental costs associated with the relocation. The balance of the provision for Asia Pacific resources relocation is included in accrued liabilities at May 2, 1999.

Additional costs related to the transfer of personnel and equipment, the recruitment of new staff and the expansion of facilities in Hong Kong are not included in the Asia Pacific Resources relocation charge and are being expensed as incurred. These additional costs are estimated at $9,000,000, with the majority of the costs to be incurred during the first two quarters of fiscal 2000.


In November 1997, the Company decided to restructure its activities related to its local area network ("LAN") business. The restructuring plan involved the discontinuation of certain product lines, termination of employees, discontinuation of development activities associated with the former UB Networks and closure of former UB Networks facilities. The Company's restructuring plan created impairment losses on assets associated with the LAN business and liabilities associated with restructuring activities. Restructuring costs of $181,444,000 and the related costs incurred were as follows:

                                                         Costs Incurred   Costs Incurred   Balance at
                                                Total    in Fiscal 1998   in Fiscal 1999   May 2, 1999
  Asset impairment losses
       Accounts receivable                     $ 12,732
       Inventory                                 54,851
       Property, plant and equipment             11,936
       Goodwill                                  57,125
       Other current and non-current assets       5,162
                                               --------
                                                141,806
                                               --------
  Provision for restructuring
       Reduction in work force                   20,796         (19,614)          (1,182)           --
       Reduction in facilities                    4,753          (4,202)            (551)           --
       Discontinued activities                   13,577         (10,017)          (3,560)           --
       Other restructuring costs                    512            (512)              --            --
                                               --------        --------   --------------   -----------
                                                 39,638        $(34,345)         $(5,293)         $ --
                                               --------        ========   ==============   ===========
Restructuring costs                            $181,444
                                               ========

                                    Page 12

Asset impairment losses were recorded to the extent the net book value, including related reserves, exceeded the fair value of any assets associated with the Company's restructuring plan. The fair value was based on the estimated net realizable value of the underlying assets affected by the restructuring.

The net carrying amount of inventory affected by the restructuring activities was reduced to $19,603,000 given demand for the affected products and the Company's estimate of the excess of proceeds on disposition over the costs of disposal. This inventory was substantially disposed of by the end of fiscal 1999.

Substantially all of the net book value of the property, plant and equipment affected by the restructuring plan was reflected as an asset impairment loss since the Company estimated the proceeds of disposition of these assets would approximate the costs of disposal. Asset impairment losses associated with property, plant and equipment reduced amortization expense in fiscal 1999 by approximately $4,774,000. The property, plant and equipment impaired as a result of the restructuring program was substantially disposed of by the end of fiscal 1999.

The acquisitions of UB Networks, acquired in January 1997, and Ouest Standard Telematique, acquired in August 1996, related to the Company increasing its direct presence and participation in the LAN business. The Company's decision to restructure its activities in the LAN business impaired the value of goodwill associated with these acquisitions. Accordingly, the Company included the full net book value of goodwill related to the acquisitions of UB Networks ($18,775,000) and Ouest Standard Telematique ($38,350,000) as restructuring costs.

The provision for reduction in work force included severance, related medical and other benefits, relocation costs and other obligations to employees. The provision included termination benefits for 400 employees. The work force reductions were in substantially all functions and in all regions in which the Company operates. The work force reductions were completed in fiscal 1999.

The provision for reduction in facilities comprised lease payments and fixed costs associated with plans to close sales, support and administrative facilities in the Americas, Europe and Asia Pacific geographic areas. Certain facilities closures planned as part of the restructuring plan formulated upon the acquisition of UB Networks were also part of the restructuring plan defined in November 1997. Facilities closures were completed in fiscal 1999.

The provision for discontinued activities included costs associated with acquiring products from third parties and providing them to customers to fulfill prior commitments related to certain discontinued product lines and activities. These activities were completed in fiscal 1999.

The provision for other restructuring costs comprised certain consulting costs associated with workforce reductions including outplacement and counseling services for employees as well as various other direct incremental costs associated with the restructuring plan.


In accordance with Canadian GAAP, impairments to accounts receivable and inventory attributable to restructuring activities have been included in restructuring costs. Under U.S. GAAP, impairments to accounts receivable and inventory attributable to restructuring activities would be included in the calculation of gross margin. In accordance with U.S. GAAP, the calculation of gross margin would have included restructuring costs of $42,290,000 for fiscal 1999 and restructuring costs of $67,583,000 for fiscal 1998.

Purchased Research and Development In Process


In November 1997, the Company acquired a 49.9% equity interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for ATM networks, for cash consideration of $53,676,000. Associated with this investment, the Company incurred $52,762,000 in purchased research and development in process expense ("PR&DIP") in fiscal 1998. As of the investment date, the research and development project in process was for the development of an ATM access switch designed to aggregate various speeds of voice and data traffic. The initial product release of the ATM access switch was approximately 65% complete as at the investment date. The market for ATM access switches was nascent at the time of investment.

RadNet Ltd. expected to incur approximately $30,000,000 in research and development expenses to complete the ATM access switch project. The estimated costs to complete the project were related to software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. Approximately 70% of these estimated costs were expected to be incurred over the 3 years following the acquisition. The ATM access switches were expected to be shipped to initial customers approximately nine months after the acquisition, and in volume fifteen months after the acquisition.

The ATM access switch market is characterized by rapid technological change, frequent product introductions and evolving methods used by service providers and corporations in building and managing networks. For the ATM access switch market, the key risk identified at the time of acquisition was the time taken to introduce a fully featured product to the market relative to the competition. Delays in introducing a fully featured ATM access switch would result in a late introduction of the product to the market, which would result in a reduction in planned revenue. The Company was aware of many large customer opportunities at the time of the investment, but was also aware that delays in introducing the product would result in these same large customers diverting purchases to competing products.

The appraisal method used to value the PR&DIP associated with the project was a discounted cash flow. The projected cash flow was calculated over a period of 6 years, and a risk adjusted discount factor of 19% was used. The discount factor was based on a risk adjusted weighted average cost of capital.

Significant appraisal assumptions included growth in revenues for the ATM access switch to approximately $300,000,000 in fiscal 2003. Gross margin, expressed as a percentage of sales, was projected to be 77% on initial shipments, declining to 67% by fiscal 2001 and in subsequent years due to market maturation. Selling, general and administrative expenses were expected to be 47% of sales initially, declining to 20% due to economies of scale associated with the increase in sales volume. These projections were based on expense forecasts for the initial stages of product introduction, and industry averages thereafter. Research and development expenses were projected based on the project plan, including costs to correct errors and evolve new versions in the later stages of the planning horizon. The income tax rate for this Israeli-based initiative was assumed at 25%.

Under accounting principles generally accepted in Canada, the purchased research and development in process was amortized on a straight line basis over its estimated useful life of six months. Under U.S. GAAP, purchased research and development in process acquired by the Company was written off at the time of acquisition.

During fiscal 1999, the Company decided to cease funding of RadNet's ATM access switch project and the Company's related sales efforts.

During fiscal 1997, the Company incurred $96,940,000 in PR&DIP related to the acquisition of UB Networks, a manufacturer of LAN equipment based in Santa Clara, California. As of the acquisition date, the research and development project in process was for the development of high speed interface cards for its high capacity LAN switch called GeoLAN 500. The initial release of the interface cards were 70% to 80% complete as at the acquisition date. The project involved the development of interface protocols and speeds which existed in the LAN market, with a high number of network connections per interface card.

The Company expected to incur approximately $38,000,000 in research and development expenses to complete the high speed interface cards for the GeoLAN
500. The estimated costs to complete the project were associated with software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. Approximately 75% of these estimated costs were expected to be incurred over the 18 months following the acquisition. The interface cards were expected to be shipped to initial customers approximately three months after the acquisition, and in volume nine months after the acquisition.

The LAN market is characterized by rapid technological change, frequent product introductions and evolving methods used by corporations in building and managing networks. For the high speed interface development project, the key risk identified at the time of acquisition was the successful and timely completion of the development of custom ASICs (application specific integrated circuits). This project task was identified as a critical path item. Delays associated with the ASICs, or certain other project tasks, would result in a late introduction of the product to the market. Any late introduction of the interface cards would result in a reduction in planned revenue for the GeoLAN 500, and potentially for the entire product portfolio of the former UB Networks. The large majority of sales for the GeoLAN 500 were targeted at the installed base of customers of the former UB Networks organization, and therefore a delay in product introduction would result in a loss of credibility with these customers.

The appraisal method used to value the PR&DIP associated with the project was a discounted cash flow. The projected cash flow was calculated over a period of 7 years and three months, and a risk adjusted discount factor of 26% was used. The discount factor was based on a risk adjusted weighted average cost of capital.

Significant appraisal assumptions included growth in revenues for the GeoLAN 500 to over $300,000,000 in fiscal 2001, with declining revenues thereafter until revenues cease in fiscal year 2004. Gross margin, expressed as a percentage of sales, was projected to be 58% on initial shipments, improving to 65% eventually as the Company gained economies of scale and cost reductions. Similarly, selling, general and administrative expenses were expected to be 29% of sales initially, declining to 23%. These assumptions were based on historical information for major product initiatives in the LAN market. Research and development expenses were projected based on the project plan, including costs to correct errors and evolve new versions in the later stages of the planning horizon.

Under U.S. GAAP, PR&DIP acquired by the Company on the acquisition of UB Networks was written off against net earnings upon acquisition. Under accounting principles generally accepted in Canada research and development in process acquired by the Company on the acquisition of UB Networks was capitalized upon acquisition and disclosed on the Consolidated Balance Sheet at January 26, 1997.

Upon review of the recoverability of the research and development in process, undertaken during the fourth quarter of the fiscal year ended April 30, 1997, the Company determined that the PR&DIP no longer met all the criteria for deferral and accordingly the balance was written off as a charge to earnings for the fourth fiscal quarter of fiscal 1997. The Company significantly altered product plans associated with the research and development project and concluded that recoverability could not be reasonably regarded as assured. In addition, Management determined that adequate resources may not be made available to complete the project associated with the PR&DIP, as originally defined. In October 1998, the Company decided to fully discontinue the sale and development of LAN products as part of the enhancement of the focus on the Company's dominant and more profitable products.


Interest and Other Expenses
                                                    Fiscal Year Ended
                                              -----------------------------
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

Net Gain on Investments

                                                 Fiscal Year Ended
                                      -------------------------------------

                                          May 2,   April 30,   April 30,
                                           1999      1998        1997

                                         (Canadian dollars in thousands)

 Cambrian Systems Corporation           $131,748     $    --     $    --
 Advanced Computer Communications        128,336          --          --
 Vienna Systems Corporation               15,846          --          --
 Tundra Semiconductor Corporation         11,748          --          --
 Broadband Networks Inc.                      --      47,960          --
 Other divestitures                           --       6,528          --
 West End Systems Corp.                  (33,521)         --          --
 Investment impairment write downs       (65,431)     (4,087)     (1,564)
                                        --------     -------     -------
                                        $188,726     $50,401     $(1,564)
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

In fiscal 1999, the Company recorded investment impairment write downs of $65,431,000 attributable to the financial performance of certain investee companies as well as deteriorating economic conditions in certain geographic regions. Investment impairment write downs in fiscal 1999 included $17,247,000 related to the carrying value of the Company's investment in a subsidiary company that developed packet voice technology and network access products. The Company also divested its ownership position in a Brazilian subsidiary and recognized a loss of $14,902,000 associated with the carrying value of its investment and related disposition costs. As a result of deteriorating economic conditions in Russia, the Company recognized a loss of $11,449,000 attributable to its investment in a joint venture in that country. The Company recorded investment impairments of $21,833,000 in fiscal 1999 as a result of the financial condition of seven investee companies.

The Company evaluates, on an ongoing basis, the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value in these investments. The Company establishes fair value of its long term investments in investee companies by referring to quoted market values or reviewing valuations implicit in recent private financing. The Company also utilizes a variety of valuation techniques which include assessing potential proceeds that could be expected to be received on a disposition of the Company's investment, discounting future cash flows expected to be received from holding the investment and reviewing recent acquisitions and divestitures of companies in the industry that are comparable to the investee company.


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


Net Earnings (Loss)
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

                                                            Fiscal Year Ended
                                                    ----------------------------------
                                                      May 2,    April 30,   April 30,
                                                       1999       1998        1997

                                                      (Canadian dollars in thousands)
Gross margin from sales increase                    $104,484    $ 153,972   $ 297,394
 (Decrease) in product gross margins
  as a percentage of sales                           (61,208)     (27,556)    (29,754)
(Increase) in operating expenses                     (45,063)    (249,230)   (173,171)
(Increase) in interest and other expenses, net       (11,994)      (9,677)    (10,174)
Decrease (increase) in income taxes on
    pro forma net earnings                             4,260       45,484     (21,136)
(Increase) decrease in non-controlling interest          (22)       4,487      (3,648)
                                                    --------    ---------   ---------
(Decrease) increase in pro forma net earnings         (9,543)     (82,520)     59,511

Change in non-recurring gains and charges,
  net of income taxes                                207,022      (92,715)   (105,458)
                                                    --------    ---------   ---------
 Increase (decrease) in net earnings                 197,479     (175,235)    (45,947)

 Net earnings (loss) in prior year                   (18,318)     156,917     202,864
                                                    --------    ---------   ---------
 Net earnings (loss)                                $179,161    $ (18,318)  $ 156,917
                                                    ========    =========   =========

RECONCILIATION OF FINANCIAL RESULTS TO UNITED STATES ACCOUNTING PRINCIPLES

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, the inclusion of certain asset impairments in restructuring costs, as disclosed in Note 14, the write off of purchased in process research and development, as disclosed in Note 15, and the method of calculation of earnings per share, as disclosed in Note 18. Other than the accounting treatment associated with any future acquisitions or mergers, the Company expects that the differences in future years will not be significant.

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

                                                   May 2,    April 30,     April 30,
                                                   1999        1998          1997

                                                 (Canadian dollars in thousands)

  Net earnings (loss)                           $ 179,161   $ (18,318)   $  156,917
  Add back items not affecting cash
     Non recurring (gains) and charges            (73,551)    183,805        96,940
     Amortization and other non-cash charges      235,062     158,474       118,096
  (Increase) decrease in working capital,
     excluding cash and cash equivalents         (121,688)   (222,436)     (148,579)
                                                  -------     -------       -------
  Cash flow from operating activities             218,984     101,525       223,374
                                                  -------     -------       -------

  Additions to property, plant and equipment     (213,903)   (276,778)     (131,641)
  Proceeds on sale of long term investments       456,966      66,672            --
  Long term investments and other                (184,882)   (199,581)     (267,960)
                                                  -------     -------       -------
  Cash flow from investing activities              58,181    (409,687)     (399,601)
                                                  -------     -------       -------

  Proceeds from stock option exercises            112,293      89,430        54,096
  Net increase (decrease) in long term debt         2,533     366,312        (5,218)
                                                  -------     -------       -------
  Cash flow from financing activities             114,826     455,742        48,878
                                                  -------     -------       -------
  Impact of foreign currency translation
     and cash from acquisitions                   (11,575)     17,794         5,504
                                                  -------     -------       -------
  Net cash flow during the period               $ 380,416   $ 165,374    $ (121,845)
                                                  =======     =======      ========

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at May 2, 1999 and April 30, 1998 and the results of its operations and the changes in its financial position for the years ended May 2, 1999, April 30, 1998 and April 30, 1997 in accordance with accounting principles generally accepted in Canada which, except as disclosed in Note 2, Note 14, Note 15 and Note 18 to the consolidated financial statements, also conform in all material respects with accounting principles generally accepted in the United States.



/s/ Deloitte and Touche LLP


Chartered Accountants
Ottawa, Canada
June 1, 1999, except Note 23
which is as of June 22, 1999

                         NEWBRIDGE NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

         (Canadian dollars, amounts in thousands except per share data)


                                                        Years Ended
                                             -----------------------------------
                                                May 2,      April 30,    April 30,
                                                1999          1998        1997
Sales                                        $1,790,705   $1,620,620   $1,376,727

Cost of sales                                   751,874      625,065      507,588
                                             ----------   ----------   ----------

Gross margin                                  1,038,831      995,555      869,139

Expenses
  Selling, general and administrative           531,308      494,429      346,106
  Research and development (Note 13)            264,421      258,879      155,330
  Restructuring costs (Note 14)                 118,030      181,444           --
  Purchased research and
     development in process (Note 15)                --       52,762       96,940
                                             ----------   ----------   ----------

Income from operations                          125,072        8,041      270,763

Interest income                                  34,248       11,581       19,956
Interest expense on long term obligations       (26,127)      (1,820)      (1,351)
Net gain on investments (Note 16)               188,726       50,401       (1,564)
Other expenses                                  (20,802)     (12,889)      (8,051)
                                             ----------   ----------   ----------
Earnings before income taxes
  and non-controlling interest                  301,117       55,314      279,753

Provision for income taxes (Note 17)            121,303       73,001      117,718

Non-controlling interest                            653          631        5,118
                                             ----------   ----------   ----------

Net earnings (loss)                          $  179,161   $  (18,318)  $  156,917
                                             ==========   ==========   ==========


Earnings (loss) per share (Note 18)
  Basic                                           $1.01       $(0.10)       $0.92
  Fully diluted                                   $1.01       $(0.10)       $0.91

Weighted average number of shares
  Basic                                         177,630      174,617      170,510
  Fully diluted                                 177,630      174,617      184,595

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
                                                       =========   =========   =========

        See accompanying Notes to the Consolidated Financial Statements.

                         NEWBRIDGE NETWORKS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (Canadian dollars in thousands)


                                                                Accumulated
                                              Common Shares       Foreign   Retained   Shareholders'
                                          ---------------------
                                            Number      Amount   Currency   Earnings       Equity

At April 30, 1996                         168,676,280   290,170     1,285    611,231         902,686

Exercise of employees' and
  directors' options                        3,182,704    54,096                               54,096

Income tax benefit related
  to stock options                                        7,122                                7,122

Effect of foreign currency translation                              5,678                      5,678

Net earnings                                                                 156,917         156,917
                                          -----------  --------  --------   --------   -------------

At April 30, 1997                         171,858,984   351,388     6,963    768,148       1,126,499

Exercise of employees' and
  directors' options                        3,827,099    89,430                               89,430

Income tax benefit related
  to stock options                                       15,692                               15,692

Effect of foreign currency translation                             20,317                     20,317

Net loss                                                                     (18,318)        (18,318)
                                          -----------  --------  --------   --------   -------------

At April 30, 1998                         175,686,083   456,510    27,280    749,830       1,233,620

Exercise of employees' and
  directors' options                        4,418,499   112,293                              112,293

Income tax benefit related
  to stock options                                        4,187                                4,187

Effect of foreign currency translation                                (42)                       (42)

Net earnings                                                                 179,161         179,161
                                          -----------  --------  --------   --------   -------------

At May 2, 1999                            180,104,582  $572,990   $27,238   $928,991      $1,529,219
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




        See accompanying Notes to the Consolidated Financial Statements.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)


1.  Significant Accounting Policies

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the disclosure of certain cash equivalents on the Consolidated Balance Sheets and investing activities on the Consolidated Statements of Cash Flows, as disclosed in Note 2, the inclusion of certain asset impairments in restructuring costs, as disclosed in Note 14, the write off of purchased in process research and development, as disclosed in Note 15, and the method of calculation of earnings per share, as disclosed in Note 18.

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

2.  Cash and Cash Equivalents


Components of cash and cash equivalents are:
                                                      May 2, 1999        April 30, 1998
                                                  -------------------  ------------------
                                                  Amortized Market    Amortized Market
                                                   Cost     Value       Cost     Value

     Cash                                         $666,019  $666,019   $467,464  $467,464

     Held to maturity marketable securities
       Maturing within one year:
         Corporate debt securities                 213,675   213,683     22,447    22,447

     Available for sale marketable securities
         Equity securities                              --        --      9,367     9,367
                                                 ---------  --------   --------  --------

                                                  $879,694  $879,702   $499,278  $499,278
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
                                                             ========     ========

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)


4. Property, Plant and Equipment

                                            Amortization     May 2,    April 30,
                                                Rate          1999        1998

 Land                                                --   $  16,118   $  14,763
 Buildings                                      2.5%--5%     92,390      88,189
 Equipment                                      10%--50%    803,399     705,744
 Furniture and fixtures                         10%--33%     43,878      45,067
 Leasehold improvements                       Lease term     27,530      27,797
                                                          ---------   ---------

                                                            983,315     881,560

 Accumulated amortization                                  (527,832)   (430,825)
                                                          =========   =========

                                                           $455,483    $450,735
                                                          =========   =========

 Capital leases included above                            $   2,683   $   6,606
                                                          =========   =========

                                                        Years Ended
                                               ---------------------------------
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

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)


  Activity in the stock option plan is summarized below.
                                                                                Option Price
                                                                     ----------------------------------
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

                                                        Years Ended
                                             ---------------------------------
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
                                                       ========  =========  =========


In April 1999, the Company decided to streamline the operations of regional sales and support organizations as well as its marketing and product development organizations. The restructuring costs associated with the sales, support and marketing organizations ("Sales and Marketing") consisted primarily of costs related to workforce and facilities reductions, as the Company has announced a reduction in the number of locations in which it will have a physical presence in favour of distributors in certain markets, and subcontractors for certain functions. Restructuring costs associated with product development relate primarily to asset impairment losses related to the discontinuation or divestiture of the development of certain products, and the centralization of development laboratories to make the development process more efficient. The components of restructuring costs of $73,570,000 and the related costs incurred are as follows:

                                               Sales and    Product              Costs    Balance at
                                               Marketing  Development   Total   Incurred  May 2, 1999

 Asset impairment losses
  Inventory                                      $ 2,606      $ 8,994  $11,600
  Property, plant and equipment                    6,576       29,104   35,680
  Other current and non-current assets               568        2,249    2,817
                                                 -------      -------  -------
                                                   9,750       40,347   50,097
                                                 -------      -------  -------

 Provision for restructuring
  Reduction in work force                         14,595          427   15,022        --      $15,022
  Reduction in facilities                          6,627           --    6,627        --        6,627
  Other restructuring costs                        1,653          171    1,824        --        1,824
                                                 -------      -------  -------  --------  -----------
                                                  22,875          598   23,473        --      $23,473
                                                 -------      -------  -------  ========  ===========

 Restructuring costs                             $32,625      $40,945  $73,570
                                                 =======      =======  =======

Asset impairment losses relate to assets affected by the Company's restructuring plan that could not be deployed within the streamlined organizations or elsewhere within the Company. Impairment losses were recorded to the extent the net book value of these assets, including related reserves, exceeded the estimated net realizable value of the underlying assets. Substantially all of the net book values of the inventory and property, plant and equipment affected by the restructuring programs have been reflected as asset impairment losses since the Company estimates that the proceeds of disposition of these assets will approximate the costs

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)

of disposal. These asset impairment losses will reduce amortization expense in fiscal 2000 by approximately $11,700,000. The Company anticipates that assets impaired as a result of the restructuring programs will be disposed of during fiscal 2000.

The amounts included in the provision for restructuring are reflected in accrued liabilities as at May 2, 1999.

The provision for the reduction in work force includes severance, related medical and other benefits, and other obligations to employees. The provision includes termination benefits for 137 employees. The work force reductions will occur in Japan, Russia and various other countries. The Company anticipates that these work force reductions will be substantially completed in the first half of fiscal 2000.

The provision for the reduction in facilities comprises lease payments and fixed costs associated with the closure of sales, support and administrative facilities in Europe, Japan and the United States. The Company expects to complete these facilities closures in fiscal 2000.

The provision for other restructuring costs comprises certain consulting costs associated with establishing termination benefits for employees in addition to outplacement and counseling services as well as various other direct incremental costs associated with the restructuring plan.

In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of the enhancement of the focus on the Company's dominant and more profitable products. The Layer 2 Switching End of Life program created impairment losses associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments. The program was completed during fiscal 1999. End of life program costs of $37,928,000 and the related costs incurred are as follows:

                                                            Costs    Balance at
                                                  Total   Incurred   May 2, 1999

  Asset impairment losses
     Accounts receivable                         $ 7,762
     Inventory                                    22,928
                                                 -------
                                                  30,690

  Customer obligations                             7,238    (7,238)  $       --
                                                 -------  ========   ===========

  Layer 2 Switching End of Life program costs    $37,928
                                                 =======

Impairment losses related to accounts receivable and inventory were recorded to the extent that the net book value of these assets, including related reserves, exceeded their fair value. The fair value was based on the estimated net realizable value of the underlying assets. The net carrying amount of inventory affected by the Layer 2 Switching End of Life program was reduced to $1,458,000 given demand for the affected products and the Company's estimated proceeds of disposition, net of the costs of disposal. This inventory was substantially disposed of during fiscal 1999.

Customer obligations related to the cost to the Company of acquiring products from third parties and providing them to customers in order to meet the Company's commitments with respect to providing certain network functionality.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)


In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge for relocation of $6,532,000 and the related costs incurred are as follows:

                                                               Costs    Balance at
                                                     Total   Incurred   May 2, 1999
  Provision for Asia Pacific Resources relocation
     Workforce terminations                          $3,407   $  (690)       $2,717
     Reduction in facilities                          2,600        --         2,600
     Other relocation costs                             525      (525)           --
                                                     ------   -------        ------

                                                     $6,532   $(1,215)       $5,317
                                                     ======   =======        ======

The provision for workforce terminations reflects the accrual of involuntary termination benefits for 27 employees. The provision for reduction in facilities comprises lease cancellation penalties associated with relocating facilities to Hong Kong and Malaysia. Other relocation costs consist of direct incremental costs associated with the relocation. The balance of the provision for Asia Pacific resources relocation is included in accrued liabilities at May 2, 1999.

Additional costs related to the transfer of personnel and equipment, the recruitment of new staff and the expansion of facilities in Hong Kong are not included in the Asia Pacific Resources relocation charge and are being expensed as incurred. These additional costs are estimated at $9,000,000, with the majority of the costs to be incurred during the first two quarters of fiscal 2000.

In November 1997, the Company decided to restructure its activities related to its local area network ("LAN") business. The restructuring plan involved the discontinuation of certain product lines, termination of employees, discontinuation of development activities associated with the former UB Networks and closure of former UB Networks facilities. The Company's restructuring plan created impairment losses on assets associated with the LAN business and liabilities associated with restructuring activities. Restructuring costs of $181,444,000 and the related costs incurred were as follows:

                                                         Costs Incurred   Costs Incurred   Balance at
                                                Total    in Fiscal 1998   in Fiscal 1999   May 2, 1999
  Asset impairment losses
       Accounts receivable                     $ 12,732
       Inventory                                 54,851
       Property, plant and equipment             11,936
       Goodwill                                  57,125
       Other current and non-current assets       5,162
                                               --------
                                                141,806
                                               --------
  Provision for restructuring
       Reduction in work force                   20,796         (19,614)          (1,182)           --
       Reduction in facilities                    4,753          (4,202)            (551)           --
       Discontinued activities                   13,577         (10,017)          (3,560)           --
       Other restructuring costs                    512            (512)              --            --
                                               --------        --------   --------------   -----------
                                                 39,638        $(34,345)         $(5,293)          $--
                                               --------        ========   ==============   ===========
Restructuring costs                            $181,444
                                               ========

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)


Asset impairment losses were recorded to the extent the net book value, including related reserves, exceeded the fair value of any assets associated with the Company's restructuring plan. The fair value was based on the estimated net realizable value of the underlying assets affected by the restructuring.

The net carrying amount of inventory affected by the restructuring activities was reduced to $19,603,000 given demand for the affected products and the Company's estimate of the excess of proceeds on disposition over the costs of disposal. This inventory was substantially disposed of by the end of fiscal 1999.

Substantially all of the net book value of the property, plant and equipment affected by the restructuring plan was reflected as an asset impairment loss since the Company estimated the proceeds of disposition of these assets would approximate the costs of disposal. Asset impairment losses associated with property, plant and equipment reduced amortization expense in fiscal 1999 by approximately $4,774,000. The property, plant and equipment impaired as a result of the restructuring program was substantially disposed of by the end of fiscal 1999.

The acquisitions of UB Networks, acquired in January 1997, and Ouest Standard Telematique, acquired in August 1996, related to the Company increasing its direct presence and participation in the LAN business. The Company's decision to restructure its activities in the LAN business impaired the value of goodwill associated with these acquisitions. Accordingly, the Company included the full net book value of goodwill related to the acquisitions of UB Networks ($18,775,000) and Ouest Standard Telematique ($38,350,000) as restructuring costs.

The provision for reduction in work force included severance, related medical and other benefits, relocation costs and other obligations to employees. The provision included termination benefits for 400 employees. The work force reductions were in substantially all functions and in all regions in which the Company operates. The work force reductions were completed in fiscal 1999.

The provision for reduction in facilities comprised lease payments and fixed costs associated with plans to close sales, support and administrative facilities in the Americas, Europe and Asia Pacific geographic areas. Certain facilities closures planned as part of the restructuring plan formulated upon the acquisition of UB Networks were also part of the restructuring plan defined in November 1997. Facilities closures were completed in fiscal 1999.

The provision for discontinued activities included costs associated with acquiring products from third parties and providing them to customers to fulfill prior commitments related to certain discontinued product lines and activities. These activities were completed in fiscal 1999.

The provision for other restructuring costs comprised certain consulting costs associated with workforce reductions including outplacement and counseling services for employees as well as various other direct incremental costs associated with the restructuring plan.

In accordance with Canadian GAAP, impairments to accounts receivable and inventory attributable to restructuring activities have been included in restructuring costs. Under U.S. GAAP, impairments to accounts receivable and inventory attributable to restructuring activities would be included in the calculation of gross margin. In accordance with U.S. GAAP, the calculation of gross margin would have included restructuring costs of $42,290,000 for fiscal 1999 and restructuring costs of $67,583,000 for fiscal 1998.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)


15.   Purchased Research and Development In Process

In November 1997, the Company acquired a 49.9% equity interest in RadNet Ltd., an Israeli developer and manufacturer of access switches for ATM networks, for cash consideration of $53,676,000. Associated with this investment, the Company incurred $52,762,000 in purchased research and development in process expense ("PR&DIP") in fiscal 1998. As of the investment date, the research and development project in process was for the development of an ATM access switch designed to aggregate various speeds of voice and data traffic. The initial product release of the ATM access switch was approximately 65% complete as at the investment date. The market for ATM access switches was nascent at the time of investment.

RadNet Ltd. expected to incur approximately $30,000,000 in research and development expenses to complete the ATM access switch project. The estimated costs to complete the project were related to software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. Approximately 70% of these estimated costs were expected to be incurred over the 3 years following the acquisition. The ATM access switches were expected to be shipped to initial customers approximately nine months after the acquisition, and in volume fifteen months after the acquisition.

The ATM access switch market is characterized by rapid technological change, frequent product introductions and evolving methods used by service providers and corporations in building and managing networks. For the ATM access switch market, the key risk identified at the time of acquisition was the time taken to introduce a fully featured product to the market relative to the competition. Delays in introducing a fully featured ATM access switch would result in a late introduction of the product to the market, which would result in a reduction in planned revenue. The Company was aware of many large customer opportunities at the time of the investment, but was also aware that delays in introducing the product would result in these same large customers diverting purchases to competing products.

The appraisal method used to value the PR&DIP associated with the project was a discounted cash flow. The projected cash flow was calculated over a period of 6 years, and a risk adjusted discount factor of 19% was used. The discount factor was based on a risk adjusted weighted average cost of capital.

Significant appraisal assumptions included growth in revenues for the ATM access switch to approximately $300,000,000 in fiscal 2003. Gross margin, expressed as a percentage of sales, was projected to be 77% on initial shipments, declining to 67% by fiscal 2001 and in subsequent years due to market maturation. Selling, general and administrative expenses were expected to be 47% of sales initially, declining to 20% due to economies of scale associated with the increase in sales volume. These projections were based on expense forecasts for the initial stages of product introduction, and industry averages thereafter. Research and development expenses were projected based on the project plan, including costs to correct errors and evolve new versions in the later stages of the planning horizon. The income tax rate for this Israeli-based initiative was assumed at 25%.

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

During fiscal 1999, the Company decided to cease funding of RadNet's ATM access switch project and the Company's related sales efforts.

During fiscal 1997, the Company incurred $96,940,000 in PR&DIP related to the acquisition of UB Networks, a manufacturer of LAN equipment based in Santa Clara, California. As of the acquisition date, the research and development project in process was for the development of high speed interface cards for its high capacity LAN switch called GeoLAN 500. The initial release of the interface cards were 70% to 80% complete as at the acquisition date. The project involved the development of interface protocols and speeds which existed in the LAN market, with a high number of network connections per interface card.

The Company expected to incur approximately $38,000,000 in research and development expenses to complete the high speed interface cards for the GeoLAN
500. The estimated costs to complete the project were associated with software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. Approximately 75% of these estimated costs were expected to be incurred over the 18 months following the acquisition. The interface cards were expected to be shipped to initial customers approximately three months after the acquisition, and in volume nine months after the acquisition.

The LAN market is characterized by rapid technological change, frequent product introductions and evolving methods used by corporations in building and managing networks. For the high speed interface development project, the key risk identified at the time of acquisition was the successful and timely completion of the development of custom ASICs (application specific integrated circuits). This project task was identified as a critical path item. Delays associated with the ASICs, or certain other project tasks, would result in a late introduction of the product to the market. Any late introduction of the interface cards would result in a reduction in planned revenue for the GeoLAN 500, and potentially for the entire product portfolio of the former UB Networks. The large majority of sales for the GeoLAN 500 were targeted at the installed base of customers of the former UB Networks organization, and therefore a delay in product introduction would result in a loss of credibility with these customers.

The appraisal method used to value the PR&DIP associated with the project was a discounted cash flow. The projected cash flow was calculated over a period of 7 years and three months, and a risk adjusted discount factor of 26% was used. The discount factor was based on a risk adjusted weighted average cost of capital.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)


Significant appraisal assumptions included growth in revenues for the GeoLAN 500 to over $300,000,000 in fiscal 2001, with declining revenues thereafter until revenues cease in fiscal year 2004. Gross margin, expressed as a percentage of sales, was projected to be 58% on initial shipments, improving to 65% eventually as the Company gained economies of scale and cost reductions. Similarly, selling, general and administrative expenses were expected to be 29% of sales initially, declining to 23%. These assumptions were based on historical information for major product initiatives in the LAN market. Research and development expenses were projected based on the project plan, including costs to correct errors and evolve new versions in the later stages of the planning horizon.

Under U.S. GAAP, PR&DIP acquired by the Company on the acquisition of UB Networks was written off against net earnings upon acquisition. Under accounting principles generally accepted in Canada research and development in process acquired by the Company on the acquisition of UB Networks was capitalized upon acquisition and disclosed on the Consolidated Balance Sheet at January 26, 1997.

Upon review of the recoverability of the research and development in process, undertaken during the fourth quarter of the fiscal year ended April 30, 1997, the Company determined that the PR&DIP no longer met all the criteria for deferral and accordingly the balance was written off as a charge to earnings for the fourth fiscal quarter of fiscal 1997. The Company significantly altered product plans associated with the research and development project and concluded that recoverability could not be reasonably regarded as assured. In addition, Management determined that adequate resources may not be made available to complete the project associated with the PR&DIP, as originally defined. In October 1998, the Company decided to fully discontinue the sale and development of LAN products as part of the enhancement of the focus on the Company's dominant and more profitable products.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)





16.   Net Gain on Investments

                                                 Fiscal Year Ended
                                      -----------------------------------

                                         May 2,   April 30,   April 30,
                                          1999        1998        1997

                                        (Canadian dollars in thousands)

 Cambrian Systems Corporation         $131,748     $    --     $    --
 Advanced Computer Communications      128,336          --          --
 Vienna Systems Corporation             15,846          --          --
 Tundra Semiconductor Corporation       11,748          --          --
 Broadband Networks Inc.                    --      47,960          --
 Other divestitures                         --       6,528          --
 West End Systems Corp.                (33,521)         --          --
 Investment impairment write downs     (65,431)     (4,087)     (1,564)
                                      --------     -------   ---------
                                      $188,726     $50,401     $(1,564)
                                      ========     =======   =========


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

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)

In fiscal 1999, the Company recorded investment impairment write downs of $65,431,000 attributable to the financial performance of certain investee companies as well as deteriorating economic conditions in certain geographic regions. Investment impairment write downs in fiscal 1999 included $17,247,000 related to the carrying value of the Company's investment in a subsidiary company that developed packet voice technology and network access products. The Company also divested its ownership position in a Brazilian subsidiary and recognized a loss of $14,902,000 associated with the carrying value of its investment and related disposition costs. As a result of deteriorating economic conditions in Russia, the Company recognized a loss of $11,449,000 attributable to its investment in a joint venture in that country. The Company recorded investment impairments of $21,833,000 in fiscal 1999 as a result of the financial condition of seven investee companies.

The Company evaluates, on an ongoing basis, the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value in these investments. The Company establishes fair value of its long term investments in investee companies by referring to quoted market values or reviewing valuations implicit in recent private financing. The Company also utilizes a variety of valuation techniques which include assessing potential proceeds that could be expected to be received on a disposition of the Company's investment, discounting future cash flows expected to be received from holding the investment and reviewing recent acquisitions and divestitures of companies in the industry that are comparable to the investee company.

17.  Income Taxes

The components of the provision for income taxes are as follows:


                                                            Years Ended
                                                  ------------------------------
                                                   May 2,   April 30,  April 30,
                                                    1999      1998       1997

                                       Current    $ 78,968  $ 45,843   $ 94,729
                                       Future       42,335    27,158     22,989
                                                  --------   -------   --------

                                                  $121,303   $73,001   $117,718
                                                  ========   =======   ========

The provision for income taxes reported differs from the amount computed by applying the Canadian statutory rate to income before income taxes for the following reasons.

                                                            Years Ended
                                                  ------------------------------
                                                   May 2,   April 30,  April 30,
                                                    1999      1998       1997

     Earnings before income taxes
       Domestic                                   $280,968 $ 222,597   $182,745
       Foreign                                      20,149  (167,283)    97,009
                                                  --------  ---------   --------

                                                  $301,117 $  55,314   $279,754
                                                  ======== =========   ========

     Statutory income tax rate (Canada)               43.5%     43.5%      43.5%
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
                         ==========  ==========  ==========


                                    Years Ended
                         ----------------------------------
                             May 2,   April 30,   April 30,
                               1999        1998        1997
  Amortization
     Canada              $  110,863  $   74,070  $   54,271
     United States           31,097      23,558      17,381
     Europe                  29,487      20,810       8,338
     Asia Pacific             5,966       3,955       1,096
     Latin America            5,134       3,036       1,901
                         ----------  ----------  ----------

                         $  182,547  $  125,429  $   82,987
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

                                                       Years Ended
                                              ------------------------------
                                               May 2,   April 30,  April 30,
                                                1999      1998       1997

     Latin America                            $152,210   $171,245   $169,377
     Asia Pacific                                7,786     48,010     49,166
                                              --------   --------  ---------

                                              $159,996   $219,255   $218,543
                                              ========   ========  =========

Sales to Siemens A.G. and subsidiaries, generally under OEM arrangements for resale to end users, were 18% of sales for fiscal 1999, 16% of total sales for fiscal 1998 and were 18% of total sales in fiscal 1997.

The following table illustrates, for the periods indicated, the percentage of sales that comprise each of the Company's major product lines.


                                                   Fiscal Year Ended
                                         ---------------------------------------
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

Lucent Technologies Inc. ("Lucent Technologies") filed a complaint during the fiscal year ended April 30, 1998 in United States District Court in Delaware against the Company and its United States subsidiary, Newbridge Networks Inc. Lucent Technologies manufactures and sells telecommunications systems, software and products, and is both a distributor of the Company's products and a competitor of the Company. The Complaint alleges that the Company's manufacture and sale, in the United States, of some of the standardized functions on the Newbridge frame relay and ATM switch products, along with its ADPCM (adaptive

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 May 2, 1999, April 30, 1998 and April 30, 1997
     (Canadian dollars, tabular amounts in thousands except per share data)


differential pulse code modulation) and card initialization implementations, infringe certain United States patent rights claimed by Lucent Technologies. The Complaint requests actual and trebled damages in an unspecified amount. Based upon its present understanding of the laws in the United States and the facts, the Company believes it has meritorious defenses to these claims. The Company has filed an answer to the Complaint and is defending this action vigorously. The matter is scheduled for trial in October 1999. Because the outcome of the action is not certain at this time, no provision for any liability that may result upon adjudication has been made in these Consolidated Financial Statements.

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

                                                       Fiscal 1998 Quarters Ended                 Fiscal 1999 Quarters Ended
                                                ------------------------------------------  --------------------------------------
                                                  Aug 3,   Nov 2,     Feb 1,      Apr 30,     Aug 2,    Nov 1,    Jan 31,   May 2,
                                                  1997      1997       1998        1998        1998      1998      1999      1999
                                                  ----      ----       ----        ----        ----      ----      ----      ----
                                                            (Canadian dollars, amounts in thousands except per share data)

Sales                                             $434,738  $432,169  $ 358,520   $395,193   $426,056  $456,781  $450,753  $457,115
Gross margin                                       274,008   272,368    213,707    235,472    274,008   267,457   262,791   259,089

Net earnings (loss)/(1)/                            64,354    57,993   (144,283)     3,618     35,520    53,314   120,119   (29,792)

Earnings (loss) per share
  Basic                                           $   0.37  $   0.33  $    0.82   $   0.02   $   0.20  $   0.30  $   0.68  $  (0.17)
  Fully diluted                                   $   0.36  $   0.33  $    0.82   $   0.02   $   0.20  $   0.30  $   0.64  $  (0.17)

Weighted average number of shares
  Basic                                            172,964   174,733    175,376    175,598    176,105   176,766   177,596   180,105
  Fully diluted                                    189,082   174,733    175,376    175,598    176,105   176,766   199,951   180,105

U.S. GAAP
Net earnings (loss)/(1)/                          $ 64,354  $ 57,993  $(170,664)  $ 29,999   $ 35,520  $ 53,314  $120,119  $(29,792)
Earnings (loss) per share/(2)/
  Basic                                           $   0.37  $   0.33  $   (0.97)  $   0.17   $   0.20  $   0.30  $   0.68  $  (0.17)
  Diluted                                         $   0.36  $   0.32  $   (0.97)  $   0.17   $   0.20  $   0.30  $   0.66  $  (0.17)

Weighted average number of shares
  Basic                                            172,964   174,733    175,376    175,598    176,105   176,766   177,596   180,105
  Diluted                                          179,821   182,728    175,376    175,598    176,105   176,766   182,030   180,105

-------------------------

(1) Includes non-recurring gains and charges. See Notes 14, 15 and 16 to the Consolidated Financial Statements.
(2)  See Note 18 to the Consolidated Financial Statements.

                                    PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Company hereby amends section (C) of Item 14 of its Annual Report on Form 10-K by amendment of the following exhibits:

          11.1 Computation of earnings per share under accounting principles generally accepted in Canada.

          11.2 Computation of earnings per share under accounting principles generally accepted in the United States.

The Company hereby files as an exhibit to this Annual Report on Form 10-K/A (Amendment No.1) for fiscal year ended May 2, 1999 the following:

          23    Consent of Independent Accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NEWBRIDGE NETWORKS CORPORATION




  Date: October 1, 1999           By: /s/  Terence H. Matthews
                                      -----------------------------
                                      Chairman of the Board of
                                      Directors and Chief
                                      Executive Officer


  Date: October 1, 1999           By: /s/  Kenneth B. Wigglesworth
                                      -----------------------------
                                      Kenneth B. Wigglesworth,
                                      Executive Vice President, Finance
                                      and Chief Financial Officer