Form 10-Q
period 1999-10-31
NEWBRIDGE NETWORKS CORP
filed 1999-12-15
CIK 827301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                For the quarterly period ended October 31, 1999



                        Commission file number 1-13316



                        Newbridge Networks Corporation
            (Exact name of registrant as specified in its charter)



                  Canada                               98-0077506
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


 600 March Road, Kanata, Ontario, Canada                K2K 2E6
  (Address of principal executive offices)             (ZipCode)

Registrant's telephone number, including area code    (613)  591-3600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No__
                                         -
The number of Common Shares of the registrant outstanding as at December 10, 1999 was 181,265,584.


                      (Exhibit index located on page 49)

                                (Page 1 of 52)

                        NEWBRIDGE NETWORKS CORPORATION


                               TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Earnings and Retained
              Earnings -- Fiscal quarters and two fiscal quarters
              ended October 31, 1999 and November 1, 1998.........................    3

              Consolidated Balance Sheets --
              October 31, 1999 and May 2, 1999....................................    4

              Consolidated Statements of Cash Flows --
              Two fiscal quarters ended October 31, 1999
              and November 1, 1998................................................    5

              Notes to the Consolidated Financial Statements......................  6-20

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................. 21-43

   Item 3.    Quantitative and Qualitative Disclosures
              About Market Risk...................................................    44



PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings...................................................   45

   Item 4.    Submission of Matters to a Vote of Security Holders.................   45

   Item 5.    Other Information...................................................   46

   Item 6.    Exhibits and Reports on Form 8-K....................................   47

SIGNATURES........................................................................   48

                                (Page 2 of 52)

                       PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

                        NEWBRIDGE NETWORKS CORPORATION

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

        (Canadian dollars, amounts in thousands except per share data)
                                  (Unaudited)

                                                Fiscal quarters ended      Two fiscal quarters ended
                                              --------------------------  ---------------------------
                                              October 31,   November 1,    October 31,   November 1,
                                                  1999          1998          1999           1998
                                              ------------  ------------  -------------  ------------

Sales                                          $  480,844      $456,781     $  975,914      $882,837
Cost of sales                                     215,331       189,324        430,852       365,886
                                               ----------      --------     ----------      --------

Gross margin                                      265,513       267,457        545,062       516,951

Expenses
  Selling, general and administrative             155,613       134,831        296,650       263,870
  Research and development                         70,830        63,541        138,451       130,697
  Amortization of acquired
     Intangibles (Note 2)                          23,843           868         26,588         1,795
  Compensation associated with
     acquisitions (Note 3)                         10,228            --         10,228            --
  Restructuring costs (Note 5)                         --        44,460             --        44,460
                                               ----------      --------     ----------      --------

Income from operations                              4,999        23,757         73,145        76,129

Interest income                                     6,108         6,761         13,453        13,372
Interest expense on long term obligations          (6,198)       (6,775)       (12,257)      (13,478)
Net gain on investments (Note 6)                  469,675        66,852        473,187        66,852
Other expenses                                     (6,649)       (3,139)        (9,267)       (4,645)
                                               ----------      --------     ----------      --------

Earnings before income taxes
  and non-controlling interest                    467,935        87,456        538,261       138,230
Provision for income taxes                        164,924        35,844        186,629        50,822
Non-controlling interest                            1,302        (1,702)         2,637        (1,426)
                                               ----------      --------     ----------      --------

Net earnings                                      301,709        53,314        348,995        88,834

Retained earnings, beginning of the period        976,277       785,350        928,991       749,830
                                               ----------      --------     ----------      --------

Retained earnings, end of the period           $1,277,986      $838,664     $1,277,986      $838,664
                                               ==========      ========     ==========      ========

Earnings per share (Note 7)
  Basic                                             $1.67         $0.30          $1.93         $0.50
  Fully diluted                                     $1.52         $0.30          $1.83         $0.50

Weighted average number of shares
  Basic                                           180,863       176,766        180,631       176,430
  Fully diluted                                   205,941       176,766        203,492       176,430

        See accompanying Notes to the Consolidated Financial Statements.

                                (Page 3 of 52)

                        NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)

                                                          October 31,     May 2,
                                                              1999         1999
                                                          ------------  ----------
                                                          (unaudited)
Assets

Cash and cash equivalents                                  $  688,885   $  666,019
Marketable securities                                         143,606      213,675
Accounts receivable, net of provision for returns and
  doubtful accounts of $23,126 (May 2, 1999 - $16,217)        589,929      472,811
Inventories (Note 10)                                          347,879      210,286
Deferred compensation (Note 3)                                 45,945           --
Prepaid expenses                                               56,706       46,753
Other current assets                                           32,250       46,160
                                                           ----------   ----------

                                                            1,905,200    1,655,704

Property, plant and equipment                                 491,072      455,483
Software development costs                                     39,709       35,909
Acquired intangibles (Note 3)                                  53,693           --
Goodwill (Note 11)                                            198,964       40,022
Future tax benefits                                            56,911       59,999
Other assets (Note 12)                                        430,995      223,507
                                                           ----------   ----------

                                                           $3,176,544   $2,470,624
                                                           ==========   ==========

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                         $  227,860   $  190,630
  Accrued liabilities                                         311,985      201,361
  Income taxes                                                220,655       16,853
  Current portion of long term obligations                      2,433        2,869
                                                           ----------   ----------

                                                              762,933      411,713

Long term obligations                                         430,062      384,021
Future tax obligations                                         57,510      123,088
Non-controlling interest                                       23,624       22,583
                                                           ----------   ----------
                                                            1,274,129      941,405
                                                           ----------   ----------

Common shares - 181,068,634 outstanding
  (May 2, 1999 - 180,104,582 outstanding)                     600,947      572,990
Accumulated foreign currency translation adjustment            23,482       27,238
Retained earnings                                           1,277,986      928,991
                                                           ----------   ----------
                                                            1,902,415    1,529,219
                                                           ----------   ----------
                                                           $3,176,544   $2,470,624
                                                           ==========   ==========

       See accompanying Notes to the Consolidated Financial Statements.

                                (Page 4 of 52)

                        NEWBRIDGE NETWORKS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Canadian dollars in thousands, unaudited)

                                                         Two fiscal quarters ended
                                                        ---------------------------
                                                         October 31,   November 1,
                                                            1999           1998
                                                        -------------  ------------
Cash effect of operating activities
Net earnings                                               $ 348,995     $  88,834
Items not affecting cash
  Amortization                                                90,810        82,399
  Future tax benefits and obligations                        (62,327)       18,330
  Non-controlling interest                                       665        (1,404)
  Amortization of acquired intangibles                        26,588         1,795
  Amortization of deferred compensation                       10,228            --
  Restructuring costs                                             --        44,460
  Net gain on investments                                   (473,187)      (69,658)
  Foreign currency translation                                (5,139)     (145,869)
  Other                                                        5,714        (1,095)
Changes in non-cash working capital:
  Accounts receivable                                       (117,118)       20,245
  Inventories                                               (137,593)       20,357
  Prepaid expenses and other current assets                    3,957        (4,088)
  Accounts payable and accrued liabilities                   101,909        90,121
  Income taxes                                               203,802        (5,851)
                                                           ---------     ---------
                                                              (2,696)      138,576
                                                           ---------     ---------
Cash effect of investing activities
Sales of marketable securities                               241,802         3,131
Purchases of marketable securities                          (171,733)      (93,560)
Additions to property, plant and equipment                  (112,417)     (120,396)
Proceeds from sale of investments                            486,821       255,708
Acquisition of subsidiaries, excluding cash acquired        (208,569)           --
Capitalized software development costs                       (12,086)      (10,428)
Additions to other assets                                   (226,619)      (69,437)
                                                           ---------     ---------
                                                              (2,801)      (34,982)
                                                           ---------     ---------
Cash effect of financing activities
Issue of common shares                                        27,153        26,883
Increase in long term obligations                             12,660        29,104
Repayment of long term obligations                           (13,304)       (7,739)
                                                           ---------     ---------
                                                              26,509        48,248
                                                           ---------     ---------
Increase in cash and cash equivalents                         21,012       151,842
Effect of foreign currency translation on cash                 1,657        19,728
Cash from acquisition of subsidiaries                            197            --
                                                           ---------     ---------
                                                              22,866       171,570
Cash and cash equivalents, beginning of period               666,019       467,464
                                                           ---------     ---------
Cash and cash equivalents, end of period                   $ 688,885     $ 639,034
                                                           =========     =========


       See accompanying Notes to the Consolidated Financial Statements.

                                (Page 5 of 52)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Newbridge Networks Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. These accounting principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the disclosure of certain supplementary measures of net earnings and earnings per share as disclosed in Note 2, the write off of purchased research and development in process, as disclosed in Note 3, the inclusion of certain asset impairments in restructuring costs, as disclosed in Note 5, and the method of calculation of earnings per share, as disclosed in Note 7.

In the opinion of Management, the unaudited interim consolidated financial statements reflect all normal and recurring adjustments considered necessary for fair presentation.

The results of operations for the second fiscal quarter and two fiscal quarters ended October 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2000.

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


                                              Fiscal quarters ended                  Two fiscal quarters ended
                                              ---------------------                  --------------------------
                                           October 31,   November 1,                 October 31,     November 1,
                                               1999          1998                      1999             1998
                                           ------------  ------------                ------------  ------------

Net earnings                                 $ 301,709      $ 53,314                  $ 348,995       $ 88,834
                                             ---------      --------                  ---------       --------
 Adjustments:
   Amortization of acquired intangibles
     Purchased research and
       development in process                   16,142            --                    16,142            --
     Goodwill                                    7,325           868                    10,070           1,795
     Other                                         376            --                       376             --
                                             ---------      --------                  ---------       --------
                                                 23,843          868                    26,588           1,795
  Compensation associated with
     acquisitions                               10,228            --                    10,228             --
   Restructuring costs                              --        44,460                       --           44,460
   Net gain on investments                    (469,675)      (66,852)                 (473,187)        (66,852)
   Net tax impact                              155,386        16,650                   156,571          16,650
                                             ---------      --------                  ---------       --------

 Total adjustments to net earnings            (280,218)       (4,874)                 (279,800)         (3,947)
                                             ---------      --------                  ---------        --------

 Supplementary measure of net earnings       $  21,491      $ 48,440                  $  69,195        $ 84,887
                                             =========      ========                  =========        ========

                                (Page 6 of 52)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


                                              Fiscal quarters ended               Two fiscal quarters ended
                                           ----------------------------          ---------------------------
                                           October 31,      November 1,          October 31,      November 1,
                                               1999            1998                 1999             1998
                                           ------------    ------------          ------------  --------------


Supplementary measure of earnings per share

Canadian GAAP

   Basic                                   $   0.12        $   0.27              $   0.38       $   0.48
                                           ========        ========              ========       ========
   Fully diluted                           $   0.12        $   0.27              $   0.38       $   0.48
                                           ========        ========              ========       ========

  Weighted average number of shares
   Basic                                    180,863         176,766               180,631        176,430
                                           ========        ========              ========       ========
   Fully diluted                            180,863         176,766               180,631        176,430
                                           ========        ========              ========       ========

 U.S. GAAP
   Basic                                   $   0.12        $   0.27              $   0.38       $   0.48
                                           ========        ========              ========       ========
   Diluted                                 $   0.12        $   0.27              $   0.38       $   0.47
                                           ========        ========              ========       ========

  Weighted average number of shares
   Basic                                    180,863         176,766               180,631        176,430
                                           ========        ========              ========       ========
   Diluted                                  182,950         176,766               183,273        180,663
                                           ========        ========              ========       ========


3.  Acquisitions of Northchurch Communications and TimeStep Corporation

In August 1999, the Company acquired Northchurch Communications Inc. ("Northchurch"), a privately-held developer of Internet Protocol (IP) edge routers for service providers. Northchurch is based in Andover, Massachusetts. The Company held a minority equity interest of 34% in Northchurch before acquiring all of the remaining outstanding shares of Northchurch for total cash consideration of US$82,560,000 (Cdn$123,022,000), including acquisition related costs. The acquisition has been accounted for using the purchase method of accounting. The majority of the aggregate purchase price was allocated to goodwill (Cdn$90,062,000) and purchased research and development in process (Cdn$42,420,000) with the balance of the purchase price allocated to the net liabilities assumed on the acquisition. The goodwill is being amortized on a straight line basis over its estimated useful life of five years. Under Canadian GAAP, the purchased research and development in process asset is being amortized straight line over its expected useful life of six months. Under U.S. GAAP, purchased research and development in process would have been written off at the time of acquisition.

As part of the purchase agreement, the Company also agreed to make future payments to participating Northchurch employees of approximately US$62,357,000 (Cdn$91,891,000) over a period up to eighteen months after the acquisition in exchange for the employees' continued employment services during that period. The deferred compensation expense associated with the Company's obligation to make these payments is being amortized on a straight line basis over the related eighteen month employment period. Accordingly, the Company recorded amortization of the deferred compensation associated with the acquisition of $10,228,000 in the second quarter of fiscal 2000. The current portion of deferred compensation expense was $45,945,000 as at October 31, 1999.


                                (Page 7 of 52)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

In September 1999, the Company acquired TimeStep Corporation ("TimeStep"), a provider of encryption solutions for secure virtual private networks to service providers and large enterprises. TimeStep is headquartered in Kanata, Ontario. The Company held a minority equity interest in TimeStep of 30% before acquiring all of the remaining outstanding shares of TimeStep for total cash consideration of $85,547,000 including acquisition related costs. The acquisition has been accounted for using the purchase method of accounting with the majority of the purchase price allocated to goodwill ($63,185,000), purchased research and development in process ($12,010,000) and acquired technologies associated with completed research and development projects ($10,185,000). The goodwill and completed technology assets are being amortized on a straight line basis over their estimated useful lives of five years and three years, respectively. Under Canadian GAAP, the purchased research and development in process asset is being amortized straight line over its expected useful life of six months. Under U.S. GAAP, purchased research and development in process would have been written off at the time of acquisition.

As part of the purchase agreement, participating employees of TimeStep may receive up to an additional $25,000,000 in compensation associated with the acquisition. The additional compensation is contingent upon TimeStep achieving certain specified financial performance targets and is payable at various dates ending in August 2001.

Intangible assets acquired on the acquisitions of Northchurch and TimeStep and related amortization are as follows:

                            Opening Balance                             Ending Balance
                              May 2, 1999    Additions  Amortization   October 31, 1999

Purchased research and
  development in process         --$           $54,429      $(16,142)           $38,287

Acquired technology              --             10,185          (283)             9,902

Other intangibles                --              5,597           (93)             5,504
                               ------          -------      --------            -------

                                 --$           $70,211      $(16,518)           $53,693
                               ======          =======      ========            =======

                                (Page 8 of 52)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

4.  Acquisition of Stanford Telecommunications Inc.

In June 1999, the Company announced a definitive agreement to acquire Stanford Telecommunications Inc. ("STII") (STII: NASDAQ), a leading supplier of broadband wireless technology and products based in Sunnyvale, California. The boards of directors of the Company and STII had approved the agreement and plan of merger, subject to conditions including approval by STII's stockholders, whereby the Company would acquire all of the outstanding shares of common stock of STII in a tax-free, stock-for-stock exchange. In November 1999, the boards of directors of the Company and STII approved a renegotiated agreement and plan of merger by which the Company will acquire all the outstanding common stock of STII for cash consideration. Under the terms of the renegotiated agreement, the aggregate net purchase price is estimated at US$265,000,000 (Cdn$390,000,000) after divestiture of certain divisions of STII that are unrelated to the Company's core business and including acquisition related costs. The acquisition was completed in December 1999 and will be accounted for using the purchase method of accounting.

5.  Restructuring Costs

Restructuring costs were comprised of the following:


                                        Fiscal quarters ended    Two fiscal quarters ended
                                       ------------------------  -------------------------
                                       October 31,  November 1,  October 31,   November 1,
                                          1999         1998          1999         1998
                                       -----------  -----------  ------------  -----------

  Layer 2 Switching End of Life           $  --      $37,928         $  --      $37,928
  Asia Pacific Resources Relocation          --        6,532            --        6,532
                                          -----      -------         -----      -------

                                          $  --      $44,460         $  --      $44,460
                                          =====      =======         =====      =======

In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of the enhancement of the focus on the Company's dominant and more profitable products. The Layer 2 Switching End of Life program created impairment losses associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments. The program was completed during fiscal 1999. End of life program costs of $37,928,000 were comprised of the following:

                                                 Total

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

                                (Page 9 of 52)

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

                                     Reduction in     Reduction     Other
                                      Work Force   in Facilities  Relocation    Total

 Provision recorded upon
  adoption of the
  relocation plan                        $3,407          $2,600       $ 525   $ 6,532

 Incurred in the fiscal year
  ended May 2, 1999                        (690)             --        (525)   (1,215)
                                         ------   -------------  ----------   -------

       Provision at May 2, 1999          $2,717          $2,600       $  --   $ 5,317

 Incurred in the fiscal quarter
  ended August 1, 1999                     (755)             --          --      (755)

 Incurred in the fiscal quarter
  ended October 31, 1999                   (922)             --          --      (922)
                                         ------   -------------  ----------   -------

 Provision at October 31, 1999           $1,040          $2,600       $  --   $ 3,640
                                         ======   =============  ==========   =======

The provision for restructuring is reflected in accrued liabilities at October 31, 1999 and May 2, 1999.

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


                                (Page 10 of 52)

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

In April 1999, the Company decided to streamline the operations of regional sales and support organizations as well as its marketing and product development organizations. The restructuring costs associated with the sales, support and marketing organizations ("Sales and Marketing") consisted primarily of costs related to workforce and facilities reductions, as the Company has announced a reduction in the number of locations in which it will have a physical presence in favour of distributors in certain markets, and subcontractors for certain functions. Restructuring costs associated with product development relate primarily to asset impairment losses related to the discontinuation or divestiture of the development of certain products, and the centralization of development laboratories to make the development process more efficient. The components of restructuring costs of $73,570,000 were as follows:

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
                                                 =======      =======  =======

Asset impairment losses relate to assets affected by the Company's restructuring plan that could not be deployed within the streamlined organizations or elsewhere within the Company. Impairment losses were recorded to the extent the net book value of these assets, including related reserves, exceeded the estimated net realizable value of the underlying assets. Substantially all of the net book values of the inventory and property, plant and equipment affected by the restructuring programs were reflected as asset impairment losses since the Company estimates that the proceeds of disposition of these assets will approximate the costs of disposal. These asset impairment losses will reduce amortization expense in fiscal 2000 by approximately $11,700,000. The Company anticipates that assets impaired as a result of the restructuring programs will be disposed of by the end of fiscal 2000.


                                (Page 11 of 52)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars,cd tabular amounts in thousands except per share data)
                                  (Unaudited)

The provision for restructuring and the related spending on the programs instituted to streamline the sales and support organizations as well as the marketing and product development organizations to the end of the second quarter of fiscal 2000 is as follows:


                                   Reduction in     Reduction         Other
                                    Work Force    in Facilities   Restructuring     Total

 Provision recorded upon
  formulation of the
  restructuring plan                    $15,022         $ 6,627          $1,824   $ 23,473

 Incurred in the fiscal quarter
  ended August 1, 1999                   (7,765)         (2,815)           (658)   (11,238)

 Incurred in the fiscal quarter
  ended October 31, 1999                 (3,631)         (2,513)           (726)    (6,870)
                                        -------         -------          ------   --------

 Provision at October 31, 1999          $ 3,626         $ 1,299          $  440   $  5,365
                                        =======         =======          ======   ========

The provision for restructuring is reflected in accrued liabilities at October 31, 1999 and May 2, 1999.

The provision for the reduction in work force included severance, related medical and other benefits, and other obligations to employees. The provision includes termination benefits for 137 employees. The work force reductions will occur in Japan, Russia and various other countries. The Company anticipates that the remaining costs associated with the work force reductions will be paid in the third quarter of fiscal 2000.

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

In accordance with Canadian GAAP, impairments to accounts receivable and inventory attributable to restructuring activities have been included in restructuring costs. Under U.S. GAAP, impairments to accounts receivable and inventory attributable to restructuring activities would be included in the calculation of gross margin. In accordance with U.S. GAAP, the calculation of gross margin would have included restructuring costs of $30,690,000 for the quarter and first six months ended November 1, 1998.

                                (Page 12 of 52)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

6.Net Gain on Investments

                                          Fiscal quarters ended   Two fiscal quarters ended
                                          --------------------    -------------------------
                                         October 31,  November 1,  October 31,  November 1,
                                              1999         1998       1999         1998
                                          --------     --------    --------     -----------

  Juniper Networks Inc.                   $464,756     $     --       $464,756     $     --
  Cambrian Systems Corporation               4,276           --          7,110           --
  Advanced Computer Communications              --      128,336             --      128,336
  Other divestitures                           643           --          1,321           --
  West End Systems Corp.                        --      (13,527)            --      (13,527)
  Investment impairment write downs             --      (47,957)            --      (47,957)
                                          --------     --------       --------     --------
                                          $469,675     $ 66,852       $473,187     $ 66,852
                                          ========     ========       ========     ========

In October 1999, the Company sold 1,525,000 of its shares in Juniper Networks Inc ("Juniper") (JNPR: NASDAQ) as part of Juniper's second public offering. The Company's remaining 238,718 shares in Juniper were subsequently sold as part of an over allotment option granted to the underwriters of Juniper's offering. The Company received cash proceeds of US$323,378,000 (Cdn$474,480,000) for its investment in Juniper.

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Nortel for cash proceeds of US$100,511,000 (Cdn$154,268,000). The proceeds included earn-out payments of US$6,772,000 (Cdn$9,965,000) received by the Company as a result of certain specified financial performance targets being met by Cambrian. The Company received earn-out payments in June 1999 and October 1999 totaling US$4,837,000 (Cdn$7,110,000). Additional future potential earn-out payments of up to approximately US$16,000,000 will be received by the Company if certain specified financial performance targets are met by Cambrian.

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

                                (Page 13 of 52)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

In the second quarter of fiscal 1999, the Company recorded an investment write down of $13,527,000 attributable to its minority equity investment in West End Systems Corp. ("West End"), a manufacturer of access and transmission products for the communications and cable television industries. In February 1999, West End filed an assignment in bankruptcy under the Canadian Bankruptcy and Insolvency Act and the Company recorded a further loss of $19,994,000 attributable to the remaining carrying value of its investment in West End and unsecured trade accounts outstanding.

In the second quarter of fiscal 1999, the Company recorded investment impairment write downs of $47,957,000 attributable to the financial performance of certain investee companies as well as deteriorating economic conditions in certain geographic regions. Investment impairment write downs in the second quarter of fiscal 1999 included $17,247,000 related to the carrying value of the Company's investment in a subsidiary company that developed packet voice technology and network access products. As a result of deteriorating economic conditions in Russia, the Company recognized a loss of $11,449,000 attributable to its investment in a joint venture in that country. The Company recorded investment impairments of $19,261,000 in the second quarter of fiscal 1999 as a result of the deteriorating financial condition of three investee companies.

The Company evaluates, on an ongoing basis, the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value in these investments. The Company establishes fair value of its long term investments in investee companies by referring to quoted market values or reviewing valuations implicit in recent private financings. The Company also utilizes a variety of valuation techniques which include assessing potential proceeds that could be expected to be received on a disposition of the Company's investment, discounting future cash flows expected to be received from holding the investment and reviewing recent acquisitions and divestitures of companies in the industry that are comparable to the investee company.

                                (Page 14 of 52)

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


                                           Fiscal quarters ended    Two fiscal quarters ended
                                         -------------------------  --------------------------
                                         October 31,   November 1,   October 31,   November 1,
                                             1999         1998          1999          1998
                                         ------------  -----------  -------------  -----------

Net earnings, as reported
 under Canadian GAAP                        $301,709      $ 53,314      $348,995      $ 88,834

Add back:
 Amortization of purchased research
  and development in process (Note 4)         16,142            --        16,142            --

Less:
 Write off of purchased research and
  development in process                     (54,430)           --       (54,430)           --
                                            --------      --------      --------      --------

Net earnings, U.S. GAAP                     $263,421      $ 53,314      $310,707      $ 88,834
                                            ========      ========      ========      ========

Earnings per share
     Basic                                  $   1.46      $   0.30      $   1.72      $   0.50
                                            ========      ========      ========      ========
     Diluted                                $   1.44      $   0.30      $   1.70      $   0.49
                                            ========      ========      ========      ========

Weighted average number of shares
     Basic                                   180,863       176,766       180,631       176,430
                                            ========      ========      ========      ========
     Diluted                                 182,950       176,766       183,273       180,663
                                            ========      ========      ========      ========

                                (Page 15 of 52)

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


                                            Fiscal quarters ended      Two fiscal quarters ended
                                          --------------------------  ---------------------------
                                          October 31,   November 1,    October 31,   November 1,
                                              1999          1998          1999           1998
                                          ------------  ------------  -------------  ------------
North and South America
  Sales                                     $ 194,636     $ 190,943      $ 402,925     $ 379,609
  Cost of sales and expenses                  114,943        96,470        240,971       187,364
                                            ---------     ---------      ---------     ---------
  Operating contribution                       79,693        94,473        161,854       192,245
                                            ---------     ---------      ---------     ---------
Europe, Middle East and Africa
  Sales                                     $ 199,806     $ 144,904      $ 387,087     $ 276,799
  Cost of sales and expenses                  101,255        75,166        192,191       137,630
                                            ---------     ---------      ---------     ---------
  Operating contribution                       98,551        69,738        194,896       139,169
                                            ---------     ---------      ---------     ---------
Asia Pacific
  Sales                                     $  51,474     $  61,729      $ 104,108     $ 120,806
  Cost of sales and expenses                   28,083        32,904         53,611        63,208
                                            ---------     ---------      ---------     ---------
  Operating contribution                       23,391        28,825         50,497        57,598
                                            ---------     ---------      ---------     ---------
Corporate
  Sales                                     $  34,928     $  59,205      $  81,794     $ 105,623
  Cost of sales and expenses                  197,493       183,156        379,180       372,251
                                            ---------     ---------      ---------     ---------
  Operating contribution                     (162,565)     (123,951)      (297,386)     (266,628)
                                            ---------     ---------      ---------     ---------
Total
  Sales                                     $ 480,844     $ 456,781      $ 975,914     $ 882,837
  Cost of sales and expenses                  441,774       387,696        865,953       760,453
                                            ---------     ---------      ---------     ---------
  Operating contribution                       39,070        69,085        109,961       122,384
  Amortization of acquired intangibles        (23,843)         (868)       (26,588)       (1,795)
  Compensation associated with
     acquisitions                             (10,228)           --        (10,228)           --
  Restructuring costs                              --       (44,460)            --       (44,460)
                                            ---------     ---------      ---------     ---------
  Income from operations                        4,999        23,757         73,145        76,129
  Net gain on investments                     469,675        66,852        473,187        66,852
  Net interest, taxes and other              (172,965)      (37,295)      (197,337)      (54,147)
                                            ---------     ---------      ---------     ---------
  Net earnings                              $ 301,709     $  53,314      $ 348,995     $  88,834
                                            =========     =========      =========     =========

                                (Page 16 of 52)

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


                                           Fiscal quarters ended    Two fiscal quarters ended
                                         -------------------------  --------------------------
                                         October 31,   November 1,   October 31,   November 1,
                                             1999         1998          1999          1998
                                         ------------  -----------  -------------  -----------

 Comprehensive income for the period:

  Net earnings                              $301,709       $53,314      $348,995      $ 88,834
  Other comprehensive income:
    Foreign currency translation
     adjustment                               (9,931)       26,228        (3,756)       50,209
                                            --------       -------  ------------   -----------

  Comprehensive income                      $291,778       $79,542      $345,239      $139,043
                                            ========       =======  ============   ===========

10.  Inventories

                                                                     October 31,        May 2,
                                                                        1999             1999
                                                                        -----            -----

   Finished goods                                                       $239,248      $118,251
   Work in process                                                        17,041        27,807
   Raw materials                                                          91,590        64,228
                                                                    ------------   -----------

                                                                        $347,879      $210,286
                                                                    ============   ===========

                                (Page 17 of 52)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

11.  Goodwill

                                                               October 31,
                                                                   1999
                                                                  ------

      Goodwill, beginning of the period                         $ 40,022
      Additions associated with acquisitions                     165,996
      Amortization                                                (7,054)
                                                                  ------

      Goodwill, end of the period                               $198,964
                                                                ========

      Accumulated goodwill amortization                         $ 14,185
                                                                ========
12.  Other Assets

                                                  October 31,     May 2,
                                                     1999          1999
                                                    ------       -------

      Long term investments
       Accounted for by the equity method          $114,617     $ 29,236
       Accounted for by the cost method             231,107      161,901
                                                   --------  -----------

                                                    345,724      191,137
      Long term deferred compensation                35,735           --
      Other Assets                                   49,536       32,370
                                                   --------  -----------

                                                   $430,995     $223,507
                                                   ========  ===========


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

In May 1999, the Company completed its investment in TeraBridge Technologies Corporation ("TeraBridge"), which specializes in delivering intelligent call and service control products to service providers and is headquartered in Gurnee, Illinois. The Company acquired a 19% equity ownership position at a total purchase price of US$60,200,000 (Cdn$90,813,000). The majority of the purchase price was assigned to goodwill (Cdn$30,549,000) and to the Company's option (Cdn$51,079,000) to increase its equity ownership position to 50% by May 2000 for US$10,000,000. The Company is accounting for its investment in TeraBridge using the equity method of accounting and is amortizing the goodwill acquired on a straight line basis over five years.

Long term deferred compensation relates to the Company's acquisition of Northchurch Communications during the second quarter of fiscal 2000 ended October 31, 1999 (Note 3).

                                (Page 18 of 52)

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

On November 18, 1999, after a lengthy trial of certain of the Company's defenses, the jury ruled against the Company. This ruling set damages at US$9,590,000. The trial of the balance of the Company's defenses is expected to be held before the United States District Court Judge sometime before the end of the fiscal year. Until this trial is completed there will be no final judgement entered against the Company. If the Judge finds for the Company at this subsequent trial, the jury's verdict could be partially or completely overturned. The Company also believes that it has strong grounds for an appeal, should one become necessary. Because the action is still pending before the Court and the final outcome is not certain, no provision for any liability resulting upon final adjudication has been made in the Consolidated Financial Statements.

14.  Uncertainty Due to the Year 2000 Issue

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

                                (Page 19 of 52)

                        NEWBRIDGE NETWORKS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

15.  Subsequent Event

In November 1999, the Company announced strategic and operational plans designed to leverage its core competencies, particularly its product portfolio, to create shareholder value, and is accordingly committed to considering all strategic options. The execution of the operational plan will result in a significant restructuring of the Company and will serve to reduce operating costs, streamline operations and realign resources within the Company's research and development efforts. Operational actions taken subsequent to the end of the second quarter of fiscal 2000 resulted in workforce reductions of approximately 800 employees and the Company plans to outsource volume manufacturing and global customer service. The Company expects that the majority of actions to be undertaken under the plan will be completed by the end of fiscal 2000.

16.  Recent Accounting Pronouncements

In June 1998, FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact of the reporting requirements of SFAS 133.

CICA Handbook - Accounting Section 1540, Cash Flow Statements, which replaces existing Section 1540 Statement of Changes in Financial Position was issued in June 1998 and is effective for fiscal years beginning after July 31, 1998. The impact of this standard is the disclosure of purchases, maturities and sales of marketable securities as an investing activity on the Statement of Cash Flows, in a manner consistent with U.S. GAAP. Under this new standard, investing and financing activities that do not require the use of cash or cash equivalents are excluded from the Statement of Cash Flows but disclosed elsewhere in the consolidated financial statements. The Company has adopted CICA Handbook - Accounting Section 1540 for all periods presented in these Consolidated Financial Statements.

                                (Page 20 of 52)

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

RECENT DEVELOPMENTS

In August 1999, the Company acquired Northchurch Communications Inc. ("Northchurch"), a privately-held developer of Internet Protocol (IP) edge routers for service providers. Northchurch is based in Andover, Massachusetts. The Company held a minority equity interest of 34% in Northchurch before acquiring all of the remaining outstanding shares of Northchurch for total cash consideration of US$82,560,000 (Cdn$123,022,000) including acquisition related costs. The acquisition has been accounted for using the purchase method of accounting. The majority of the aggregate purchase price was allocated to goodwill (Cdn$90,062,000) and purchased research and development in process (Cdn$42,420,000) with the balance of the purchase price allocated to the net liabilities assumed on the acquisition. The goodwill is being amortized on a straight line basis over its estimated useful life of five years. Under Canadian GAAP, the purchased research and development in process asset is being amortized straight line over its expected useful life of six months. Under U.S. GAAP, purchased research and development in process would have been written off at the time of acquisition.

As part of the purchase agreement, the Company also agreed to make future payments to participating Northchurch employees of approximately US$62,357,000 (Cdn$91,891,000) over a period up to eighteen months after the acquisition in exchange for the employees' continued employment services during that period. The deferred compensation expense associated with the Company's obligation to make these payments is being amortized on a straight line basis over the related eighteen month employment period. Accordingly, the Company recorded amortization of the deferred compensation associated with the acquisition of $10,228,000 in the second quarter of fiscal 2000. The current portion of deferred compensation expense was $45,945,000 as at October 31, 1999.

In September 1999, the Company acquired TimeStep Corporation ("TimeStep"), a provider of encryption solutions for secure virtual private networks to service providers and large enterprises. TimeStep is headquartered in Kanata, Ontario. The Company held a minority equity interest in TimeStep of 30% before acquiring all of the remaining outstanding shares of TimeStep for total cash consideration of $85,547,000 including acquisition related costs. The acquisition has been accounted for using the purchase method of accounting with the majority of the purchase price allocated to goodwill ($63,185,000), purchased research and development in process ($12,010,000) and acquired technologies associated with completed research and development projects ($10,185,000). The goodwill and completed technology assets are being amortized on a straight line basis over their estimated useful lives of five years and three years, respectively. Under Canadian GAAP, the purchased research and development in process asset is being amortized straight line over its expected useful life of six months. Under U.S.

                                (Page 21 of 52)

GAAP, purchased research and development in process would have been written off at the time of acquisition.

As part of the purchase agreement, participating employees of TimeStep may receive up to an additional $25,000,000 in compensation associated with the acquisition. The additional compensation is contingent upon TimeStep achieving certain specified financial performance targets and is payable at various dates ending in August 2001.

In June 1999, the Company announced a definitive agreement to acquire Stanford Telecommunications Inc. ("STII") (STII: NASDAQ), a leading supplier of broadband wireless technology and products based in Sunnyvale, California. The boards of directors of the Company and STII had approved the agreement and plan of merger, subject to conditions including approval by STII's stockholders, whereby the Company would acquire all of the outstanding shares of common stock of STII in a tax-free, stock-for-stock exchange. In November 1999, the boards of directors of the Company and STII approved a renegotiated agreement and plan of merger by which the Company will acquire all the outstanding common stock of STII for cash consideration. Under the terms of the renegotiated agreement, the aggregate net purchase price is estimated at US$265,000,000 (Cdn$390,000,000) after divestiture of certain divisions of STII that are unrelated to the Company's core business and including acquisition related costs. The acquisition was completed in December 1999 and will be accounted for using the purchase method of accounting.

In November 1999, the Company announced strategic and operational plans designed to leverage its core competencies, particularly its product portfolio, to create shareholder value, and is accordingly committed to considering all strategic options. The execution of the operational plan will result in a significant restructuring of the Company and will serve to reduce operating costs, streamline operations and realign resources within the Company's research and development efforts. Operational actions taken subsequent to the end of the second quarter of fiscal 2000 resulted in workforce reductions of approximately 800 employees and the Company plans to outsource volume manufacturing and global customer service. The Company expects that the majority of actions to be undertaken under the plan will be completed by the end of fiscal 2000.

                                (Page 22 of 52)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items in the Company's Consolidated Statements of Earnings.


                                                                              Fiscal quarters ended    Two fiscal quarters ended
                                                                             -----------------------  ---------------------------
                                                                               Oct 31,      Nov 1,       Oct 31,        Nov 1,
                                                                                1999         1998         1999           1998
                                                                             -----------  ----------  -------------  ------------

  Sales                                                                           100.0%      100.0%         100.0%        100.0%
  Cost of sales                                                                    44.8        41.4           44.1          41.4
                                                                                  -----        ----           ----          ----
  Gross margin                                                                     55.2        58.6           55.9          58.6

  Expenses
     Selling, general and administrative                                           32.4        29.5           30.4          29.9
     Research and development                                                      14.7        13.9           14.2          14.8
     Amortization of acquired intangibles                                           5.0         0.2            2.8           0.2
   Compensation associated with
     acquisitions                                                                   2.1          --            1.0            --
     Restructuring costs                                                            --          9.8             --           5.1
                                                                                  -----         ---           ----          ----

  Income from operations                                                            1.0         5.2            7.5           8.6

  Interest income, net                                                             (0.0)       (0.0)           0.1          (0.0)
  Net gain on investments                                                          97.7        14.6           48.5           7.6
  Other expenses                                                                   (1.4)       (0.7)          (0.9)         (0.5)
                                                                                  -----         ---           ----          ----
  Earnings before income taxes
     and non-controlling interest                                                  97.3        19.1           55.2          15.7

  Provision for income taxes                                                       34.3         7.8           19.1           5.8

  Non-controlling interest                                                          0.3        (0.4)           0.3          (0.2)
                                                                                  -----         ---           ----          ----
  Net earnings                                                                     62.7%       11.7%          35.8%         10.1%
                                                                                  =====        ====           ====          ====


Sales


                                                 Fiscal Quarters Ended                 Two Fiscal Quarters Ended
                                                -----------------------               ------------------------------
                                             Oct 31,       Nov 1,      %                Oct 31,    Nov 1,       %
                                              1999         1998     Increase             1999      1998     Increase
                                             --------     --------  --------           --------  --------   --------

                                                                 (Canadian dollars in thousands)
 Sales                                       $480,844     $456,781       5%            $975,914   $882,837      11%
                                             ========     ========                     ========   ========

The increase in sales in the first quarter and first six months of fiscal 2000 compared to the first quarter and first six months of fiscal 1999 was principally due to an increase in sales of products based on packet technologies for wide area network applications (WAN Packet products), partially offset by declines in revenues from circuit switched networking products and products based on packet technologies for local area network applications (LAN Packet products). Excluding the impact of exchange rates of the Canadian dollar for the Pound Sterling and the U.S. dollar, sales increased 10% in the second quarter of fiscal 2000 over the

                                (Page 23 of 52)
second quarter of fiscal 1999, and 14% for the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

Sales for the second quarter of fiscal 2000 of $480,844,000 declined 3% compared with sales of $495,070,000 for the first quarter of fiscal 2000. The decrease was principally the result of a decline in WAN Packet product revenues in North America.

The following table illustrates, for the periods indicated, the percentage of sales that comprise each of the Company's major product lines.


                                  Fiscal quarters ended    Two fiscal quarters ended
                                 -----------------------  ---------------------------
                                   Oct 31,      Nov 1,       Oct 31,        Nov 1,
                                    1999         1998         1999           1998
                                 -----------  ----------  -------------  ------------
  WAN Packet                             71%         53%            71%           53%
  Circuit switched networking            29          43             29            43
  LAN Packet                             --           4             --             4
                                       ----        ----           ----          ----
                                        100%        100%           100%          100%
                                       ====        ====           ====          ====

Sales of WAN Packet products grew approximately 39% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 and approximately 50% in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Growth in sales of WAN Packet products was predominantly the result of increased acceptance and demand by service providers throughout the world for the Company's asynchronous transfer mode (ATM) products.

Sales of circuit switched networking products in the second quarter of fiscal 2000 declined 28% relative to sales in the second quarter of fiscal 1999 and sales for the first six months of fiscal 2000 declined 26% relative to sales in the comparable period of fiscal 1999. Sales of these networking products have been and are expected to be subject to potential declines and quarterly variability as customers throughout the world increasingly adopt packet technologies.

The Company did not have sales of LAN Packet products in the first six months of fiscal 2000 because the Company instituted a program in the second quarter of fiscal 1999 to discontinue the sale and development of LAN Layer 2 Switching products. Throughout fiscal 1998 and fiscal 1999 the Company experienced sharp decreases in revenue derived from products associated with the former Ungermann-Bass Networks Inc. ("UB") organization, which the Company acquired in January 1997. The Company previously restructured its activities in the LAN business, including the former UB, in the third quarter of fiscal 1998.

The Company expects the proportion of sales derived from WAN Packet products to continue to increase relative to sales derived from circuit switched networking products in fiscal 2000 when compared to fiscal 1999.

                                (Page 24 of 52)

The Company sells its products to service providers for applications that provide a range of value-added services, such as Virtual Private Networks
(VPNs), wide area network support and Internet access, and for resale to end users. Sales to service providers and enterprises as a percentage of total sales were as follows.


                            Fiscal quarters ended    Two fiscal quarters ended
                           -----------------------  ---------------------------
                             Oct 31,      Nov 1,       Oct 31,        Nov 1,
                              1999         1998         1999           1998
                           -----------  ----------  -------------  ------------
  Service providers            82%         75%            81%           73%
  Enterprises                  18          25             19            27
                              ----        ----           ----          ----
                              100%        100%           100%          100%
                              ====        ====           ====          ====

  Sales to Siemens A.G.        18%         15%            17%           15%
                              ====        ====           ====          ====

The proportion of revenue derived from service providers in the second quarter and first six months of fiscal 2000 increased relative to the comparable periods in fiscal 1999 due to the discontinuance of sales of the Company's LAN Packet products, which largely served enterprise customers. Deliveries to original equipment manufacturers (OEMs) for service provider customers and deliveries under certain large contracts with service providers contributed significantly to sales in the second quarter and first six months of fiscal 2000 and fiscal 1999. Sales to Siemens A.G. and subsidiaries were generally under OEM arrangements for resale to end users.

The following table sets forth, for the periods indicated, the percentage of consolidated sales derived by sales management in each of the principal geographic regions in which the Company operates. For additional geographic segment information, see Note 8 to the Consolidated Financial Statements.

                          Fiscal quarters ended    Two fiscal quarters ended
                         -----------------------  ---------------------------
                           Oct 31,      Nov 1,       Oct 31,        Nov 1,
                            1999         1998         1999           1998
                         -----------  ----------  -------------  ------------
  Americas Region            48%         53%            49%           53%
  European Region            41          33             40            33
  Asia Pacific Region        11          14             11            14
                            ----        ----           ----          ----
                            100%        100%           100%          100%
                            ====        ====           ====          ====

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. The increase in exchange rates of the Canadian dollar for the Pound Sterling and the U.S. dollar during the second quarter of fiscal 2000, relative to exchange rates during the second quarter of fiscal 1999, resulted in a 5% or $21,944,000 negative variance in reported sales as compared to the second quarter of fiscal 1999. The increase in exchange rates of the Canadian dollar for the Pound Sterling and the U.S. dollar during the first six months of fiscal 2000, relative to exchange rates during the first six months of fiscal 1999, resulted in a 3% or $27,894,000 negative variance in reported sales as compared to the first six months of fiscal 1999. As substantial portions of the Company's cost of sales and other expenses are also incurred in U.S. dollars and Pounds Sterling, the variations in rates of exchange did not result in a material variance in net earnings for the second quarter and first six months of fiscal 2000.

                                (Page 25 of 52)

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

The Company may be subject to sales fluctuations related to the issue of Year 2000 date compliance. Sales mix shifts may occur due to customers limiting their purchases of networking equipment to products that they have already tested for Year 2000 Compliance within their networks, which would shift sales mix away from emerging product offerings and software upgrades. Sales declines could result if customers decide to delay expansion of their networks to after January 1, 2000. The majority of the Company's current product offerings have Year 2000 Compliant versions available and all emerging offerings are designed to be Year 2000 Compliant. Discussion of the Company's program for ensuring that all of its products are Year 2000 date compliant is outlined in the "Year 2000 Date Compliance" section of this report.


Cost of Sales and Gross Margin

                                     Fiscal Quarters Ended    Two Fiscal Quarters Ended
                                     ---------------------    -------------------------
                                       Oct 31,      Nov 1,       Oct 31,     Nov 1,
                                        1999        1998          1999       1998
                                      --------    --------      --------   --------

                                               (Canadian dollars in thousands)

 Gross margin                          $265,513    $267,457       $545,062   $516,951
                                       ========    ========       ========   ========

 As % of sales                             55%         59%            56%        59%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin as a percentage of sales declined in the second quarter and first six months of fiscal 2000 relative to the second quarter and first six months of fiscal 1999 principally due to the decline in the proportion of revenues derived from the Company's circuit switched networking products, which carry gross margins above the average gross margins earned on the Company's other products. Gross margins in fiscal 2000 have also declined relative to the comparable periods in fiscal 1999 due to lower average selling prices for products based on packet technologies as a result of increased competition on product pricing and increased sales into broadband access applications.

                                (Page 26 of 52)

Selling, General and Administrative Expenses

                                          Fiscal Quarters Ended          Two Fiscal Quarters Ended
                                     -------------------------------  -------------------------------
                                      Oct 31,    Nov 1,        %       Oct 31,    Nov 1,        %
                                       1999       1998     Increase     1999       1998     Increase
                                     ---------  ---------  ---------  ---------  ---------  ---------

                                                     (Canadian dollars in thousands)

Selling, general and
and administrative                   $155,613   $134,831         15%  $296,650   $263,870         12%
                                     ========   ========              ========   ========

 As % of sales                             32%      30%                   30%        30%

Selling, general and administrative expenses increased in the second quarter and first six months of fiscal 2000 relative to the second quarter and first six months of fiscal 1999 principally as a result of increased remuneration costs associated with salary increases and sales commissions, consulting fees related to the Company's decision to outsource global customer service, increased spending on marketing programs to promote the introduction of new products, and amortization costs associated with upgrading the Company's information technology infrastructure. These costs were partially offset by the impact of initiatives in the fourth quarter of fiscal 1999 to streamline regional sales and support organizations.

The increase in selling, general and administrative expenses as a percentage of sales in the second quarter of fiscal 2000 when compared to the second quarter of fiscal 1999 is a result of the higher percentage increase in expenditures as compared to the smaller percentage increase in revenues over the same period. As a result of the impact of the streamlining initiatives undertaken in the fourth quarter of fiscal 1999 and the strategic actions announced by the Company in November 1999 aimed specifically at reducing operating costs, Management anticipates that selling, general and administrative expenses as a percentage of sales will decline in fiscal 2000 relative to fiscal 1999.


Research and Development
                                  Fiscal Quarters Ended                 Two Fiscal Quarters Ended
                                 -----------------------             -------------------------------
                                   Oct 31,      Nov 1,        %       Oct 31,    Nov 1,        %
                                    1999         1998     Increase     1999       1998     Increase
                                 -----------  ----------  ---------  ---------  ---------  ---------
                                                   (Canadian dollars in thousands)
 Gross research and
  development expenditures          $88,989    $ 87,096        2%     $173,129   $170,872        1%

 Investment tax credits              (8,746)    (10,257)     (15)%     (17,775)   (19,369)      (8)%

 Customer, government
   and other funding                 (7,513)    (11,397)     (34)%     (13,103)   (17,011)     (23)%

 Net deferral of software
   development costs                 (1,900)     (1,901)       0%       (3,800)    (3,765)        1%
                                    -------    --------               --------   --------

 Net research and
  development expenses              $70,830    $ 63,541       11%     $138,451   $130,697          6%
                                    =======    ========               ========   ========

 Gross expenditures
  as a % of sales                        19%         19%                   18%        19%

 Recoveries as a %
  of gross expenditures                  20%         27%                   20%        23%

 Net expenses as a % of sales            15%         14%                   14%        15%

                                (Page 27 of 52)

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. Gross research and development spending increased slightly in the second quarter and first six months of fiscal 2000 as compared to the second quarter and first six months of fiscal 1999 as increased costs associated with salary increases for engineering staff were largely offset by a reduction in amortization and overhead costs generated through restructuring programs initiated in the fourth quarter of fiscal 1999.

Recoveries as a percentage of gross expenditures in the second quarter and first six months of fiscal 2000 declined relative to the comparable periods of fiscal 1999. Management, however, expects the level of recoveries in fiscal 2000, as a percentage of gross expenditures, to approximate the level in fiscal 1999 based on current levels of committed customer, government and other funding relative to planned spending levels.

The markets for the Company's products are characterized by continuing technological change. The Company plans to increase gross research and development expenditures in fiscal 2000 relative to fiscal 1999 to address the requirements of service providers as they invest in new infrastructures to meet the challenges of growing demand for new communications services and increased competition.

Amortization of Acquired Intangibles


                           Fiscal quarters ended   Two fiscal quarters ended
                           ----------------------  --------------------------
                             Oct 31,     Nov 1,      Oct 31,        Nov 1,
                               1999       1998        1999          1998
                            --------    -------     --------       -------


Purchased research and
 development in process    $16,142        $  --      $16,142        $   --

Acquired technology            283           --          283            --

Other                           93           --           93            --

Goodwill                     7,325          868       10,070         1,795
                           -------        -----      -------        ------

                          $23,843         $ 868      $26,588        $1,795
                          =======         =====      =======        ======

As a % of sales              5%              0%           3%            0%
                             =               =            =             =

The increase in amortization of acquired intangibles for the second quarter of fiscal 2000 relative to the second quarter of fiscal 1999 and for the first six months of fiscal 2000 relative to the first six months of fiscal 1999 is principally the result of the Company's recent acquisitions of Northchurch Communications Inc., TimeStep Corporation and TeraBridge Technologies Corporation ("TeraBridge"). Based on the recent acquisitions of Northchurch, TimeStep, TeraBridge, and Stanford Communications Inc., Management expects that amortization of acquired intangibles as a percentage of sales will increase in fiscal 2000 relative to fiscal 1999.

                                (Page 28 of 52)

Restructuring Costs

Restructuring costs were comprised of the following:


                                       Fiscal quarters ended  Two fiscal quarters ended
                                       ---------------------  -------------------------
                                        Oct 31,     Nov 1,      Oct 31,       Nov 1,
                                          1999       1998        1999          1998
                                       ----------  ---------  -----------  ------------

  Layer 2 Switching End of Life             $  --    $37,928        $  --       $37,928
  Asia Pacific Resources Relocation            --      6,532           --         6,532
                                            -----    -------        -----       -------

                                            $  --    $44,460        $  --       $44,460
                                            =====    =======        =====       =======

In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of the enhancement of the focus on the Company's dominant and more profitable products. The Layer 2 Switching End of Life program created impairment losses associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments. The program was completed during fiscal 1999. End of life program costs of $37,928,000 were comprised of the following:

                                                 Total

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

                                (Page 29 of 52)

In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge for relocation of $6,532,000 and the related costs incurred are as follows:


                                   Reduction in     Reduction       Other
                                    Work Force    in Facilities  Relocation    Total

 Provision recorded upon
  adoption of the
  relocation plan                        $3,407          $2,600       $ 525   $ 6,532

 Incurred in the fiscal year
  ended May 2, 1999                        (690)             --        (525)   (1,215)
                                         ------          -------        ---    -------

       Provision at May 2, 1999          $2,717          $2,600       $  --   $ 5,317

 Incurred in the fiscal quarter
  ended August 1, 1999                     (755)             --          --      (755)

 Incurred in the fiscal quarter
  ended October 31, 1999                   (922)             --          --      (922)
                                         ------          ------        ----    ------

 Provision at October 31, 1999           $1,040          $2,600       $  --   $ 3,640
                                         ======           =====        ====   =======

The provision for restructuring is reflected in accrued liabilities at October 31, 1999 and May 2, 1999.

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

                                (Page 30 of 52)

In April 1999, the Company decided to streamline the operations of regional sales and support organizations as well as its marketing and product development organizations. The restructuring costs associated with the sales, support and marketing organizations ("Sales and Marketing") consisted primarily of costs related to workforce and facilities reductions, as the Company has announced a reduction in the number of locations in which it will have a physical presence in favour of distributors in certain markets, and subcontractors for certain functions. Restructuring costs associated with product development relate primarily to asset impairment losses related to the discontinuation or divestiture of the development of certain products, and the centralization of development laboratories to make the development process more efficient. The components of restructuring costs of $73,570,000 were as follows:

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
                                             =======      =======      =======

Asset impairment losses relate to assets affected by the Company's restructuring plan that could not be deployed within the streamlined organizations or elsewhere within the Company. Impairment losses were recorded to the extent the net book value of these assets, including related reserves, exceeded the estimated net realizable value of the underlying assets. Substantially all of the net book values of the inventory and property, plant and equipment affected by the restructuring programs were reflected as asset impairment losses since the Company estimates that the proceeds of disposition of these assets will approximate the costs of disposal. These asset impairment losses will reduce amortization expense in fiscal 2000 by approximately $11,700,000. The Company anticipates that assets impaired as a result of the restructuring programs will be disposed of by the end of fiscal 2000.

                                (Page 31 of 52)

The provision for restructuring and the related spending on the programs instituted to streamline the sales and support organizations as well as the marketing and product development organizations to the end of the second quarter of fiscal 2000 is as follows:

                                   Reduction in     Reduction         Other
                                    Work Force    in Facilities   Restructuring     Total

 Provision recorded upon
  formulation of the
  restructuring plan                    $15,022         $ 6,627        $1,824     $ 23,473

 Incurred in the fiscal quarter
  ended August 1, 1999                   (7,765)         (2,815)         (658)     (11,238)

 Incurred in the fiscal quarter
  ended October 31, 1999                 (3,631)         (2,513)         (726)      (6,870)
                                        -------         -------        ------     --------

 Provision at October 31, 1999          $ 3,626         $ 1,299         $  440    $  5,365
                                        =======         =======         ======    ========

The provision for restructuring is reflected in accrued liabilities at October 31, 1999 and May 2, 1999.

The provision for the reduction in work force included severance, related medical and other benefits, and other obligations to employees. The provision includes termination benefits for 137 employees. The work force reductions will occur in Japan, Russia and various other countries. The Company anticipates that the remaining costs associated with the work force reductions will be paid in the third quarter of fiscal 2000.

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

In accordance with Canadian GAAP, impairments to accounts receivable and inventory attributable to restructuring activities have been included in restructuring costs. Under U.S. GAAP, impairments to accounts receivable and inventory attributable to restructuring activities would be included in the calculation of gross margin. In accordance with U.S. GAAP, the calculation of gross margin would have included restructuring costs of $30,690,000 for the quarter and first six months ended November 1, 1998.

                                (Page 32 of 52)

Interest and Other Expenses

                                          Fiscal Quarters Ended            Two Fiscal Quarters Ended
                                      ----------------------------        ---------------------------
                                        Oct 31,  Nov 1,     %              Oct 31,   Nov 1,     %
                                        1999     1998    Increase          1999      1998    Increase
                                      -------   -------  --------         --------  -------- --------
                                                         (Canadian dollars in thousands)
 Interest income                      $ 6,108   $ 6,761    (10)%          $ 13,453   $ 13,372    1%

 Interest expense on
  long term obligations                (6,198)   (6,775)    (9)%           (12,257)   (13,478)  (9)%

 Other expenses                        (6,649)   (3,139)    118%            (9,267)    (4,645)  100%


Interest income and interest expense for the second quarter and first six months of fiscal 2000 are comparable to the same periods in fiscal 1999 because the Company maintained comparable average cash balances. The increase in other expenses during the second quarter and first six months of fiscal 2000 relative to the second quarter and first six months of fiscal 1999 is due to the Company's proportionate share of the net losses of TeraBridge Technologies Corporation.


Net Gain on Investments

                                       Fiscal quarters ended   Two fiscal quarters ended
                                       ---------------------   -------------------------
                                         Oct 31,    Nov 1,        Oct 31,       Nov 1,
                                          1999       1998           1999         1998
                                         --------   --------    --------     -----------

  Juniper Networks Inc                   $464,756   $     --       $464,756     $     --
  Cambrian Systems Corporation              4,276         --          7,110           --
  Advanced Computer Communications             --    128,336             --      128,336
  Other divestitures                          643         --          1,321           --
  West End Systems Corp.                       --    (13,527)            --      (13,527)
  Investment impairment write downs            --    (47,957)            --      (47,957)
                                         --------   --------       --------  -----------
                                         $469,675   $ 66,852       $476,187     $ 66,852
                                         ========   ========       ========  ===========

In October 1999, the Company sold 1,525,000 of its shares in Juniper Networks Inc ("Juniper") (JNPR: NASDAQ) as part of Juniper's second public offering. The Company's remaining 238,718 shares in Juniper were subsequently sold as part of an over allotment option granted to the underwriters of Juniper's offering. The Company received cash proceeds of US$323,378,000 (Cdn$474,480,000) for its investment in Juniper.

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Nortel for cash proceeds of US$100,511,000 (Cdn$154,268,000). The proceeds included earn-out payments of US$6,772,000 (Cdn$9,965,000) received by the Company as a result of certain specified financial performance targets being met by Cambrian. The Company received earn-out payments in June 1999 and October 1999 totaling US$4,837,000 (Cdn$7,110,000). Additional future potential earn-out payments of up to approximately US$16,000,000 will be received by the Company if certain specified financial performance targets are met by Cambrian.

                                (Page 33 of 52)

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

In the second quarter of fiscal 1999, the Company recorded an investment write down of $13,527,000 attributable to its minority equity investment in West End Systems Corp. ("West End"), a manufacturer of access and transmission products for the communications and cable television industries. In February 1999, West End filed an assignment in bankruptcy under the Canadian Bankruptcy and Insolvency Act and the Company recorded a further loss of $19,994,000 attributable to the remaining carrying value of its investment in West End and unsecured trade accounts outstanding.

In the second quarter of fiscal 1999, the Company recorded investment impairment write downs of $47,957,000 attributable to the financial performance of certain investee companies as well as deteriorating economic conditions in certain geographic regions. Investment impairment write downs in the second quarter of fiscal 1999 included $17,247,000 related to the carrying value of the Company's investment in a subsidiary company that developed packet voice technology and network access products. As a result of deteriorating economic conditions in Russia, the Company recognized a loss of $11,449,000 attributable to its investment in a joint venture in that country. The Company recorded investment impairments of $19,261,000 in the second quarter of fiscal 1999 as a result of the deteriorating financial condition of three investee companies.

The Company evaluates, on an ongoing basis, the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value in these investments. The Company establishes fair value of its long term investments in investee companies by referring to quoted market values or reviewing valuations implicit in recent private financings. The Company also utilizes a variety of valuation techniques which include assessing potential proceeds that could be expected to be received on a disposition of the Company's investment, discounting future cash flows expected to be received from holding the investment and reviewing recent acquisitions and divestitures of companies in the industry that are comparable to the investee company.

                                (Page 34 of 52)


Income Taxes

                                       Fiscal Quarter Ended       Two Fiscal Quarters Ended
                                       --------------------       -------------------------
                                       Oct 31,        Nov 1,        Oct 31,        Nov 1,
                                        1999          1998           1999           1998
                                        ----          ----           ----           ----

 Income tax rate                         35%          41%            35%            37%
 Income tax rate, excluding items
   related to acquisitions,
   divestitures and non-recurring
   gains and charges                     30%          30%            30%            30%

The income tax rates for the second quarter and first six months of fiscal 2000 vary from the rates of the comparable periods of fiscal 1999 due to the effect of income taxes on amortization of acquired intangibles, restructuring costs and net gains on investments. Excluding the impact of these items, the income tax rates reported in the second quarters and first six months of fiscal 2000 and fiscal 1999 are consistent. The composite rates of income tax have been reduced from the statutory rates primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rates of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate because of the availability of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.


Non-Controlling Interest

The non-controlling interests' share of net earnings in the second quarters and first six months of fiscal 2000 and fiscal 1999 represented less than 1% of the Company's sales in those quarters. The non-controlling interests' share of net earnings in fiscal 2000 and fiscal 1999 related to profits from the operations of the Company's non-wholly owned subsidiaries in Latin America. These subsidiaries are systems integrators of networking products.

                                (Page 35 of 52)

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


                                                Fiscal quarters ended    Two fiscal quarters ended
                                               -----------------------  ---------------------------
                                                 Oct 31,      Nov 1,       Oct 31,        Nov 1,
                                                  1999         1998         1999           1998
                                               -----------  ----------  -------------  ------------

Net earnings                                    $ 301,709    $ 53,314      $ 348,995      $ 88,834
                                                ---------    --------      ---------      --------
 Adjustments:
   Amortization of acquired intangibles
     Purchased research and
       development in process                      16,142          --         16,142            --
     Goodwill                                       7,325         868         10,070         1,795
     Other                                            376          --            376            --
                                                ---------    --------      ---------      --------

                                                   23,843         868         26,588         1,795
  Compensation associated with
     acquisitions                                  10,228          --         10,228            --
   Restructuring costs                                 --      44,460             --        44,460
   Net gain on investments                       (469,675)    (66,852)      (473,187)      (66,852)
   Net tax impact                                 155,386      16,650        156,571        16,650
                                                ---------    --------      ---------      --------

 Total adjustments to net earnings               (280,218)     (4,874)      (279,800)       (3,947)
                                                ---------    --------      ---------      --------

 Supplementary measure of net earnings          $  21,491    $ 48,440      $  69,195      $ 84,887
                                                =========    ========      =========      ========

Supplementary measure of net earnings,
 as a percent of sales                                  4%         11%             7%           10%
                                                =========    ========      =========      ========

Supplementary measure of earnings per share

 Canadian GAAP
   Basic                                        $    0.12    $   0.27      $    0.38      $   0.48
                                                =========    ========      =========      ========
   Fully diluted                                $    0.12    $   0.27      $    0.38      $   0.48
                                                =========    ========      =========      ========

  Weighted average number of shares
   Basic                                          180,863     176,766        180,631       176,430
                                                =========    ========      =========      ========
   Fully diluted                                  180,863     176,766        180,631       176,430
                                                =========    ========      =========      ========

 U.S. GAAP
   Basic                                        $    0.12    $   0.27      $    0.38      $   0.48
                                                =========    ========      =========      ========
   Diluted                                      $    0.12    $   0.27      $    0.38      $   0.47
                                                =========    ========      =========      ========

  Weighted average number of shares
   Basic                                          180,863     176,766        180,631       176,430
                                                =========    ========      =========      ========
   Diluted                                        182,950     176,766        183,273       180,663
                                                =========    ========      =========      ========


                                (Page 36 of 52)

Net Earnings

A reconciliation of the major components of the change in net earnings for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 and the first six months of fiscal 2000 compared to the first six months of fiscal 1999 is as follows.


                                                          Fiscal        Two fiscal
                                                      quarter ended   quarters ended
                                                      --------------  ---------------

                                                            Oct 31,          Oct 31,
                                                             1999             1999
                                                           --------         --------

Gross margin from sales increase                           $ 14,090         $ 54,504

(Decrease) in product gross margins
 as a percentage of sales                                   (16,034)         (26,393)

(Increase) in operating expenses                            (28,071)         (40,534)

(Increase) in net interest and other expenses                (3,586)          (3,320)

Decrease in income taxes on
supplementary net earnings                                    9,656            4,114

(Increase) in non-controlling interest                       (3,004)          (4,063)
                                                           --------         --------

(Decrease) in supplementary net earnings                    (26,949)         (15,692)

Change in amortization of intangibles and net gain
  on investments, net of income taxes                       275,344          275,853
                                                           --------         --------

Increase in net earnings                                    248,395          260,161

Net earnings in comparable period of prior year              53,314           88,834
                                                           --------         --------

Net earnings                                               $301,709         $348,995
                                                           ========         ========


                                (Page 37 of 52)

Financial Condition

During the first six months of fiscal 2000 ended October 31, 1999, working capital decreased from $1,243,991,000 to $1,142,267,000. As at October 31, 1999
the Company had $832,491,000 in cash, cash equivalents and marketable securities which represented a decrease of $47,203,000 during the first six months of fiscal 2000. Investments by the Company in subsidiaries (Note 3 to the Consolidated Financial Statements) and certain associated companies (Note 12 to the Consolidated Financial Statements) were largely offset with proceeds received by the Company on its divestiture of it's investment in Juniper Networks (Note 6 to the Consolidated Financial Statements. A summary of major cash flow components by activity for the first six months of fiscal 2000 is as follows.

                                                      Two fiscal
                                                    quarters ended
                                                    --------------

                                                        Oct 31,
                                                         1999
                                                      ----------

  Net earnings                                        $ 348,995
  Add back items not affecting cash
     Amortization and other non-cash charges           (406,648)
  (Increase) decrease in working capital,
     excluding cash and cash equivalents                 54,957
                                                      ---------

  Cash flow from operating activities                    (2,696)
                                                      ---------

  Sales (purchases) of marketable securities             70,069
  Additions to property, plant and equipment           (112,417)
  Proceeds from sale of Juniper Networks Inc.           474,480
  Acquisition of Northchurch Communications Inc.       (123,022)
  Acquisition of TimeStep Corporation                   (85,547)
  Investment in TeraBridge Technologies                 (90,813)
  Additions to long term investments and other         (135,551)
                                                      ---------
  Cash flow from investing activities                    (2,801)
                                                      ---------
  Proceeds from stock option exercises                   27,153
  Net increase (decrease) in long term obligations         (644)
                                                      ---------
  Cash flow from financing activities                    26,509
                                                      ---------
  Impact of foreign currency translation on cash          1,657
                                                      ---------
  Cash from acquisition of subsidiaries                     197
                                                      ---------
  Net cash flow during the period                     $  22,866
                                                      =========

Principal components of the Company's working capital are accounts receivable, inventory, accounts payable, accrued liabilities and current income taxes payable. Accounts receivable as a proportion of revenue increased during the first six months of fiscal 2000 due to the increase in the proportion of the accounts receivable balance represented by sales under extended credit terms. Inventory levels increased by $137,593,000 in the first six months of fiscal 2000 as a result of efforts to improve the Company's ability to meet customer demand for WAN packet products and as insurance against manufacturing interruptions associated with the November

                                (Page 38 of 52)
implementation of the Company's new production management system. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and its practices associated with the levels of inventory are consistent with practices generally prevailing in the networking industry. Accrued liabilities increased $110,624,000 during the first six months of fiscal 2000 mainly due to the accrual of deferred compensation associated with the acquisition of Northchurch. Current income taxes payable increased by $203,802,000 during the first six months of fiscal 2000. The increase was predominantly related to income tax liabilities associated with investment gains realized in the first six months of fiscal 2000.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $187,305,000, primarily with banks in Canada, the United Kingdom, the United States, Chile and Brazil. At October 31, 1999, $9,852,000 was being utilized under these credit facilities.

In May 1999, the Company completed its investment in TeraBridge Technologies Corporation for a total purchase price of US$60,200,000 (Cdn$90,813,000). In August and September of 1999, the Company acquired Northchurch and TimeStep for total cash consideration of $208,569,000. In October 1999, the Company disposed of its minority interest in Juniper Networks Inc. receiving proceeds of $474,480,000 before taxes. Subsequent to the end of the second quarter of fiscal 2000, the Company announced it had renegotiated its definitive agreement and plan of merger with Stanford Telecommunications Inc. ("STII"). The Company now plans to acquire all of the outstanding common shares of STII for cash consideration and has arranged the sale of STII divisions that are not related to STII's broadband wireless operations. After completion of the STII transactions, the Company expects the net purchase price, including acquisition costs, to be approximately US$265,000,000 (Cdn$390,000,000).

Management anticipates that the level of capital expenditures for fiscal 2000 will be approximately consistent with the level of capital expenditures incurred in fiscal 1999. The Company may also increase its current investments in associated companies. The Company intends to fund capital expenditures and investments with existing cash and cash expected to be generated from operations during fiscal 2000, supplemented as appropriate by divestitures or the issuance of shares or debt. In addition, the Company may use a portion of its cash resources to extend or enhance its business and diversify its marketing and distribution channels through acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies. See "Recent Developments."

Management believes that the Company's liquidity in the form of existing cash resources, its credit facilities, as well as cash generated from operations and financing activities, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 2000 and into the foreseeable future.


Year 2000 Date Compliance

The Company acknowledges the Year 2000 transition as a serious business issue and is committed to addressing the challenge of becoming Year 2000 date compliant. The Company's program ("Year 2000 Date Compliance") addresses compliance both externally, to our customers, suppliers, and other associates, and internally for the Company's systems and procedures. The program continues to receive sponsorship and support from senior

                                (Page 39 of 52)
management and regular progress meetings are conducted, including formal quarterly reports to a senior management committee. Despite the extensive efforts dedicated to the program, there can be no assurance that all Year 2000 Date Compliance activities will be completed before problems associated with the Year 2000 transition potentially occur.

Year 2000 Date Compliance program activities have been organized across fourteen "Program Areas" of which each of the Company's operating groups is represented by at least one. The program areas can be considered to reflect the following business domains:

A)  Products
B)  Information Technology (Infrastructure and Business Application Systems)
C)  Manufacturing and Logistics
D)  Customer Service and Rollover Preparation
E)  Facilities
F)  Supply Chain  - Critical Supplier Assessment
G)  Contingency Planning and Rollover Management

Co-ordination and direction are provided by the corporate Program Office, established in May 1997. Before this time, a variety of independent initiatives had been launched within a number of different departments. A core team, led by the Program Director, is tasked with leading and reporting progress on each of the program areas and for escalating issues. Each team leader is responsible for five stages that address the exposure of their program areas relative to the above business domains. The five stages occur during one of two major phases:
Phase 1 (assessment, remediation and testing) and Phase 2 (implementation and adoption). The Company considers that Phase 1 is 100% completed and Phase 2 is approximately 98% complete with remaining activities scheduled to be completed before the Year 2000 rollover. Failures of certain third party declared Year 2000 ready software products have necessitated duplicating internal compliance tasks and have prevented the completion of Phase 2. However, all critical internal infrastructure and systems elements have been made Year 2000 compliant.

Progress of the Year 2000 Date Compliance program in each of the business domains is described below.

A) Products: The Company has conducted extensive testing and has completed the evaluation of its product offerings with the possible exception of some early legacy products from company acquisitions. The majority of products are classified as either Compliant, having Compliant versions currently available or are Date Compliance Not Applicable. The older or "discontinued" product offerings (including products from the former UB Networks, OST and Castleton companies) have been reviewed, with certain offerings found to be Non-Compliant, and others that will not be evaluated for Year 2000 Date Compliance. Former TimeStep products were evaluated as part of the TimeStep Corporation Year 2000 Program activities and retain their original compliance classifications. Various formal messages for conveying Year 2000 Date Compliance information to customers and other external parties have been developed for Company products. In addition, certain Year 2000 Date Compliance product Interoperability Tests have been conducted. A report on these together with all formal product related messages and Year 2000 Date Compliance Additional Notes are available on the Company's worldwide web site at http://www.newbridge.com/year2000/.

                                (Page 40 of 52)

B) Information Technology: The IT infrastructure and business application systems have been subject to extensive evaluation. The Company believes that its business application systems, WAN infrastructure, LAN infrastructure, operations and collaboration tools are overall Year 2000 ready and these aspects of the program are completed. The Company is in sustaining mode in the area of PC desktop and Unix environments, since the Year 2000 compliance status of certain third party software products has proven to be subject to change by the third party vendor. Repeatable automated inventory and remediation procedures are being used to monitor, install and maintain compliance in these environments. For telephony, less than 9% of equipment upgrades remain, all are associated with small offices and scheduled to be completed before the Year 2000 rollover.

C) Manufacturing and Logistics: This aspect of the program is concerned with the non-IT systems and equipment used in the Company's production and distribution environments. This includes, but is not limited to, production line machinery, inspection and test, manufacturing support, warehouse tools and shipping systems. The Company believes this part of the program to be completed with the exception of minor software upgrades in manufacturing support. These are not critical to product manufacturing.

D) Customer Service and Rollover Preparation: The Company recognizes that customers view the Year 2000 rollover as a sensitive time for their networks and are looking for reassurance that their organizations will continue to receive service support during this time. It is the Company's intent to fulfill our contractual obligations to customers during this period. Throughout the Year 2000 rollover the three regional Newbridge Technical Assistance Centers will be operating under the normal practice of 24 hour, 365 days a year service coverage, but with resources strengthened in readiness to address potential Year 2000 issues. The Company has completed additional staffing arrangements during the rollover period of its Strategic Network Services and Network Design groups. The Service Organization shift schedules will operate on overlapping eight-hour cycles to ensure continuity of event management. Specialized network restoration techniques have been developed and will be invoked under the guidance of the Third Level Support (3LS) and design organizations. The Company has identified and is working with a significant Asia Pacific customer to be on-site and electronically linked into their networks and believes that these steps will provide a clear indication of events to come and enable the Company to observe and learn from them. Formal messages from the Company's service organizations to customers and other external parties are available on the Company's worldwide web site located at:
http://www.newbridge.com/year2000/service planning.html.

E) Facilities: The Company has included the assessment of building facilities (for example, building environmental and security systems), concentrating on critical locations occupied by large number of employees, or locations having significant operations. The remaining offices are handled through third party landlords and/or property managers and the Company has applied considerable effort in seeking confirmation of compliance. The Company believes that these assessments are substantially complete. As part of its contingency planning, the Company has installed additional diesel back up generators in some locations.

F) Supply Chain - Critical Supplier Assessment: The Company has a formal approach to assist with and standardize the task of identifying, analyzing and assessing the Year 2000

                                (Page 41 of 52)
readiness of critical suppliers of products and services. The purpose of the assessments is to determine the potential risk of supply disruptions and other Year 2000 impacts. Assurances that equipment supplied is date compliant, the supplier is also diligently undertaking a Year 2000 readiness plan with respect to its own internal systems and that contingency planning activities are active are judged. The Company's supplier assessment initiatives commenced in April 1998 with a mass mailing of formal readiness questionnaires to over 11,500 vendors. Further targeted mailings and direct communications with vendors have since occurred. The Company has obtained information from over 94% of suppliers it has identified as being critical. Less than 6% of suppliers identified as being critical have not provided adequate assurances with respect to their Year 2000 readiness. The Company continues to solicit information and assess the risk based on any information received. Risks are addressed using the contingency plans.

G) Contingency Planning and Rollover Management: A formal Year 2000 Date Compliance Contingency Planning process has been used to identify, review and address:
 .  methods by which the potential of Year 2000 related risks can be mitigated before they occur
 .  criteria for invoking a contingency plan
 . steps that may be necessary to cope with actual operational problems including, as an integral part, increases in service and support resources.

A standard approach and templates for documentation have been created and released for use, following a business function review and Year 2000 risk exposure assessment exercise, completed in February 1999. An essential part of this assessment was the recognition of certain risk scenarios and duration, for example loss of power, problems in our products or core business applications and the potential impact on Company business operations were considered. A number of business processes or technologies were determined as requiring a Year 2000 contingency plan. Over 94% of these plans have been completed or are nearing completion. Those that are completed include, but are not limited to, Manufacturing Operations, Logistics, Finance, Facilities for the Corporate campus, Regional headquarters and Newbridge Technical Assistance Center locations plus a variety of IT related services.

The Company is preparing a rollover command center (RCC) which will manage all internal Year 2000 rollover events and conduct regular health checks on internal communications and services availability and operational viability. The RCC will also support the Company's service organization by providing quick entry to senior management levels for internal escalations. In addition to extra resources in place for the Service and Design organizations, further supplementary internal on-site and on-call rollover staffing requirements have been determined and competitive compensation strategies approved. Whilst the RCC will not be visible to the Company's customers, it will endeavour to provide regular rollover bulletins via e-mail, to customers that have registered for this free service. Information on this service is available on the Company's worldwide web site located at:
http://www.newbridge.com/year2000/

The Company believes that as a result of the program it has addressed and has planned for the most likely worst-case scenarios that can reasonably be expected. The Company believes that the most probable Year 2000 related issues would result from the following:

1. Customers that have not completed the required activities to make their Newbridge products Year 2000 compliant or adopt compliant versions. The Company has made

                                (Page 42 of 52)
    information on product requirements available on its dedicated Year 2000 Date Compliance worldwide web site and has responded to product information requests received from its customers and distributors, including those submitted through the web enquiry service provided for this purpose. Additionally, the Company has made product compliance presentations to a number of customers and industry forums and has also provided regular program updates via the quarterly external Company news publication Newbridge News.
2. Supply chain issues may be manifested by potential business interruptions and/or delays incurred by the Company's suppliers. Given the nature of the Company's worldwide presence some countries and their infrastructure are more vulnerable to Year 2000 related problems - these may cause disruption the Company's operations in those geographical locations. The Company's contingency plans have attempted to address these possibilities, where practical, and within the scope of existing business drivers.
3. IT and other internal systems or services may incur some isolated disruptions due to pockets of non-compliance or as a result of extended service failure from external providers. To mitigate this possibility, the Company has provisioned for additional on-site, on-call IT resources and has extended certain vendor supplier maintenance services for further support coverage. Some additional redundancy of IT services have been implemented.

In September 1999, following the acquisition of TimeStep Corporation and Northchurch Communications Inc., the Company commenced the integration of these companies Year 2000 activities into the Corporate Year 2000 Program. The Year 2000 integration exercise is completed. The Company has not fully assessed the Year 2000 date compliance of Stanford Telecommunications Inc. ("STII") relative to the business domains noted above. The acquisition of STII is expected to be complete in December 1999. Compliance of STII products which are currently purchased by the Company for internal use and for integration into the Company's product offerings was subject to evaluation in the Product and Supply Chain domains as described above. A description STII's own Year 2000 compliance initiative was most recently filed in the their quarterly report on Form 10-Q for the period ended September 30, 1999.

The costs incurred for Year 2000 Date Compliance are financed internally by the operating groups within the framework of their operating budgets, and have not had a material impact on the Company's financial results. Incremental spending on the Year 2000 Date Compliance issue is limited to specific program costs which are outside of the normal course of business and are necessitated purely as a result of Year 2000 date compliance. Incremental spending incurred in fiscal periods reported to date and projected to be spent in fiscal 2000 associated with the Year 2000 transition represent less than 1% of the Company's revenues and expected revenues. There can be no assurance that these costs will not be greater than anticipated, however, as the Company progresses through its program and greater certainty regarding costs, particularly related to remediation and contingency plans for identified risks, will be possible.

The Company currently cannot fully determine the effect on its operations and financial condition if key suppliers or customers do not adequately prepare for Year 2000 Date Compliance transition on a timely basis. Failure of critical suppliers or customers to address the issue on a timely basis could result in material financial risk to the Company.

                                (Page 43 of 52)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

The forward exchange contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. The value of forward exchange rate contracts outstanding at October 31, 1999 for all currencies in which the Company had hedged a foreign currency exposure was $223,080,000. This represents a decrease of $139,948,000 from the value of forward exchange rate contracts outstanding at May 2, 1999 of $363,028,000. The term of all forward exchange contracts outstanding at October 31, 1999 was less than one year. The values of forward exchange rate contracts are the Canadian dollar values of the agreed upon amounts for each foreign currency that will be delivered to a third party on the agreed upon date.

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

                                (Page 44 of 52)

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

On November 18, 1999, after a lengthy trial of certain of the Company's defenses, the jury ruled against the Company. This ruling set damages at US$9,590,000. The trial of the balance of the Company's defenses is expected to be held before the United States District Court Judge sometime before the end of the fiscal year. Until this trial is completed there will be no final judgement entered against the Company. If the Judge finds for the Company at this subsequent trial, the jury's verdict could be partially or completely overturned. The Company also believes that it has strong grounds for an appeal, should one become necessary.

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

Item 4.   Submission of Matters To A Vote of Security Holders

The Company solicited proxies pursuant to the Canada Business Corporations Act from the holders of record of Common Shares of the Company as at August 6, 1999. At August 1, 1999 there were 180,596,954 Common Shares issued and outstanding. The total representation at the meeting of shareholders was 125,674,086 Common Shares. The holders of 122,520,359 Common Shares were represented by proxy and the holders of 3,153,727 Common Shares were present at the meeting. The shareholders voted on the election of directors, the appointment of auditors, the authorization of amendments to the Company's 1999 Key Employee Stock
Option Plan, and the authorization of amendments to the Company's Employee Stock Purchase Plan. The shareholders elected all of the nominees for the board of directors and approved the appointment of auditors and the authorization of the amendments to the 1999 Key Employee Stock Option Plan and to the Employee Stock Purchase Plan. No votes were cast against any of the nominees or against the appointment of auditors. The following number of votes were withheld from each of the nominees and from the appointment of auditors: Peter D. Charbonneau, 452,403; Denzil J. Doyle, 453,250; Alan D. Horn, 480,391; Trevor G. Jones, 459,478; Alan G. Lutz, 467,041; Terence H. Matthews, 610,796; Graham C. C. Miller, 452,940; Donald Mills, 456,598; Kent H. E. Plumley, 452,710; John C. J. Thynne, 466,560; and the auditors, 97,605. 48,640,616 votes were cast against or withheld from the authorization of amendments to the 1999 Key Employee Stock Option Plan and 4,199,525 votes were cast against or withheld from the authorization of amendments to the Employee Stock Purchase Plan.

                                (Page 45 of 52)

Item 5.   Other Information

The "Cautionary Statement Regarding Forward-Looking Information" contained in "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1999 is incorporated herein by reference and made a part hereof.

Changes in Executive Officers

Strategic and operational actions that were taken in November 1999 included several changes to the Company's executive officers. These changes included the following appointments and related departures from the Company.

Pearse J. Flynn was appointed President, Chief Operating Officer and a Director of the Company in November 1999, replacing Alan G. Lutz. Mr. Flynn was most recently Executive Vice President, European Region. Prior to joining the Company, from June 1987 to January 1999, Mr. Flynn served in various capacities at Compaq Computer Corporation, a leading information technology company and supplier of personal computers.

Edward A. Ogonek was appointed as Executive Vice President, Switching and Routing Products, replacing Brian M. Jervis. Mr. Ogonek joined the Company in August 1999 as Vice President, Broadband Products Group. Prior to joining the Company, Mr. Ogonek served in various capacities at Alcatel, a leading supplier of networking equipment headquartered in France, most recently as Vice President and General Manager, Broadband Transport Products.

Andreas P. Dohmen was appointed Executive Vice President and General Manager, European Region following the appointment of his predecessor, Pearse J. Flynn, to the position of President and Chief Operating Officer. Mr. Dohmen joined the Company in January 1997 as General Manager, Germany and most recently served as Vice President Carrier Sales, European Region. Prior to joining the Company, Mr. Dohmen served as Sales and Marketing director for Huber & Suhner Ltd. in Germany and for 5 years prior to that, served in various product management roles in the network technology group of Siemens A.G.

Edward P. Minshull was appointed Executive Vice President and General Manager, Americas Region replacing Giulio M. Gianturco. Mr. Minshull joined the Company in May 1999 as Vice President, Channels and Alliances in Europe. Prior to joining the Company, Eddie served in various capacities at Compaq Computer Corporation, most recently as Channel Services Director.

James D. Arseneault, who served most recently as Executive Vice President, Internetworking Products Group, left the Company in November 1999. Mr. Arseneault was not replaced because the former Internetworking product portfolio was integrated into the Switching and Routing Products group and the Broadband Access Products group.

                                (Page 46 of 52)

Item 6.   Exhibits and Reports on Form 8-K

               a)  Exhibits

          Exhibit 11.1 Computation of earnings per share under accounting principles generally accepted in Canada.

          Exhibit 11.2 Computation of earnings per share under accounting principles generally accepted in the United States.


          Exhibit 27    Financial data schedule

                                (Page 47 of 52)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         NEWBRIDGE NETWORKS CORPORATION
                                (Registrant)



Date: December 10, 1999    By:  /s/ Terence H. Matthews
                                -----------------------
                                Terence H. Matthews,
                                Chairman of the Board of
                                Directors and Chief
                                Executive Officer



Date: December 10, 1999    By:  /s/ Kenneth B. Wigglesworth
                                ---------------------------
                                Kenneth B. Wigglesworth,
                                Executive Vice President, Finance,
                                Chief Financial Officer


                                (Page 48 of 52)