Form 10-Q
period 2000-01-30
NEWBRIDGE NETWORKS CORP
filed 2000-03-15
CIK 827301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                For the quarterly period ended January 30, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  N   No
                                         ---     ---

The number of Common Shares of the registrant outstanding as at March 9, 2000 was 182,697,521.

                      (Exhibit index located on Page 52)

                         NEWBRIDGE NETWORKS CORPORATION

                               TABLE OF CONTENTS


                                                                                      Page No.
                                                                                      --------

PART I.  FINANCIAL INFORMATION

    Item 1.     Financial Statements
                Consolidated Statements of Earnings and Retained
                  Earnings -- Fiscal quarters and three fiscal quarters
                  ended January 30, 2000 and January 31, 1999.......................         3

                Consolidated Balance Sheets --
                  January 30, 2000 and May 2, 1999..................................         4

                Consolidated Statements of Cash Flows --
                  Three fiscal quarters ended January 30, 2000
                  and January 31, 1999..............................................         5

                Notes to the Consolidated Financial Statements......................      6-25

   Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................     26-47

   Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk.................................................        48


PART II.        OTHER INFORMATION

   Item 1.      Legal Proceedings...................................................        49

   Item 5.      Other Information...................................................        49

   Item 6.      Exhibits and Reports on Form 8-K....................................        50

SIGNATURES..........................................................................        51

                       PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

                         NEWBRIDGE NETWORKS CORPORATION

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

         (Canadian dollars, amounts in thousands except per share data)
                                  (Unaudited)


                                                  Fiscal quarters ended       Three fiscal quarters ended
                                               ---------------------------   -----------------------------
                                               January 30,    January 31,     January 30,     January 31,
                                                   2000           1999            2000            1999
                                                ----------       --------      ----------      ----------
Sales                                           $  520,630       $450,753      $1,496,544      $1,333,590
Cost of sales                                      240,770        187,962         671,622         553,848
Inventory write-down (Note 3)                       50,435             --          50,435              --
                                                ----------       --------      ----------      ----------
Gross margin                                       229,425        262,791         774,487         779,742

Expenses
  Selling, general and administrative              141,805        129,630         438,455         393,500
  Research and development                          74,239         65,191         212,690         195,888
  Amortization of acquired
     intangibles (Note 2)                           60,551            821          87,139           2,616
  Compensation associated with
     acquisitions (Note 4)                          23,651             --          33,879              --
  Management severance (Note 5)                     14,529             --          14,529              --
  Restructuring costs (Note 6)                      73,805             --          73,805          44,460
  Global service outsourcing (Note 7)               23,187             --          23,187              --
                                                ----------       --------      ----------      ----------
Income (loss) from operations                     (182,342)        67,149        (109,197)        143,278

Interest income                                      6,896         10,472          20,349          23,844
Interest expense on long term obligations           (6,270)        (7,633)        (18,527)        (21,111)
Net gain (loss) on investments (Note 8)           (137,985)       116,182         335,202         183,034
Other expenses                                     (15,161)        (2,881)        (24,428)         (7,526)
                                                ----------       --------      ----------      ----------

Earnings (loss) before income taxes
  and non-controlling interest                    (334,862)       183,289         203,399         321,519
Provision for income taxes                         (61,054)        62,019         125,575         112,841
Non-controlling interest                               838          1,151           3,475            (275)
                                                ----------       --------      ----------      ----------
Net earnings (loss)                               (274,646)       120,119          74,349         208,953
Retained earnings,beginning of the period        1,277,986        838,664         928,991         749,830
                                                ----------       --------      ----------      ----------
Retained earnings, end of the period            $1,003,340       $958,783      $1,003,340      $  958,783
                                                ==========       ========      ==========      ==========

Earnings (loss) per share (Note 9)
  Basic                                             $(1.51)         $0.68           $0.41           $1.18
  Fully diluted                                     $(1.51)         $0.64           $0.41           $1.16
Weighted average number of shares
  Basic                                            181,406        177,596         180,889         176,814
  Fully diluted                                    181,406        199,951         180,889         198,028

        See accompanying Notes to the Consolidated Financial Statements.

                         NEWBRIDGE NETWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (Canadian dollars in thousands)

                                                            January 30,      May 2,
                                                               2000          1999
                                                             ----------    ----------
                                                                   (unaudited)
Assets
Cash and cash equivalents                                    $  299,607    $  666,019
Marketable securities                                            11,919       213,675
Accounts receivable, net of provision for returns and
  doubtful accounts of $33,148 (May 2, 1999 - $16,217)          604,143       472,811
Inventories (Note 12)                                           326,125       210,286
Deferred compensation (Note 4)                                   49,026            --
Prepaid expenses                                                 53,333        46,753
Other current assets                                             77,888        46,160
                                                             ----------    ----------
                                                              1,422,041     1,655,704

Property, plant and equipment                                   458,794       455,483
Software development costs                                       41,609        35,909
Acquired intangibles (Note 4)                                   154,199            --
Goodwill (Note 13)                                              449,429        40,022
Future tax benefits                                              84,406        59,999
Other assets (Note 14)                                          300,595       223,507
                                                             ----------    ----------
                                                             $2,911,073    $2,470,624
                                                             ==========    ==========

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                           $  204,476    $  190,630
  Accrued liabilities                                           412,724       201,361
  Income taxes                                                  190,844        16,853
  Current portion of long term obligations                        1,859         2,869
                                                             ----------    ----------
                                                                809,903       411,713

Long term obligations                                           426,428       384,021
Future tax obligations                                           34,029       123,088
Non-controlling interest                                         22,962        22,583
                                                             ----------    ----------
                                                              1,293,322       941,405
                                                             ----------    ----------

Common shares - 181,406,347 outstanding
  (May 2, 1999 - 180,104,582 outstanding)                       609,849       572,990
Accumulated foreign currency translation adjustment               4,562        27,238
Retained earnings                                             1,003,340       928,991
                                                             ----------    ----------
                                                              1,617,751     1,529,219
                                                             ----------    ----------
                                                             $2,911,073    $2,470,624
                                                             ==========    ==========

        See accompanying Notes to the Consolidated Financial Statements.

                         NEWBRIDGE NETWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (Canadian dollars in thousands, unaudited)

                                                           Three fiscal quarters ended
                                                          -----------------------------
                                                           January 30,     January 31,
                                                               2000            1999
                                                             ---------       ---------
Cash effect of operating activities
Net earnings                                                 $  74,349       $ 208,953
Items not affecting cash
  Amortization                                                 145,424         134,177
  Future tax benefits and obligations                         (113,303)         39,801
  Inventory write-down                                          50,435              --
  Amortization of acquired intangibles                          87,139           2,616
  Amortization of deferred compensation                         25,280              --
  Restructuring and global service outsourcing costs            40,611          44,460
  Net gain on investments                                     (335,202)       (185,840)
  Foreign currency translation                                 (11,719)       (121,387)
  Other                                                          6,858          (2,457)
Changes in non-cash working capital:
  Accounts receivable                                         (154,634)        (15,465)
  Inventories                                                 (162,573)        (19,533)
  Prepaid expenses and other current assets                    (39,113)         (7,029)
  Accounts payable and accrued liabilities                     171,969          85,252
  Income taxes                                                 174,145          37,637
                                                             ---------       ---------
                                                               (40,334)        201,185
                                                             ---------       ---------
Cash effect of investing activities
Sales and maturities of marketable securities                  385,408         112,686
Purchases of marketable securities                            (183,652)       (319,546)
Additions to property, plant and equipment                    (145,170)       (165,772)
Proceeds from sale of investments                              504,593         434,612
Acquisition of subsidiaries, excluding cash acquired          (898,479)             --
Capitalized software development costs                         (16,748)        (15,614)
Additions to other assets                                     (281,526)       (127,975)
                                                             ---------       ---------
                                                              (635,574)        (81,609)
                                                             ---------       ---------
Cash effect of financing activities
Issue of common shares                                          35,901          69,625
Increase in long term obligations                               12,660          43,149
Repayment of long term obligations                             (18,192)        (16,231)
                                                             ---------       ---------
                                                                30,369          96,543
                                                             ---------       ---------
Increase (decrease) in cash and cash equivalents              (645,539)        216,119
Effect of foreign currency translation on cash                  (5,094)          6,748
Cash from acquisition of subsidiaries                          284,221              --
                                                             ---------       ---------
                                                              (366,412)        222,867
Cash and cash equivalents, beginning of period                 666,019         467,464
                                                             ---------       ---------
Cash and cash equivalents, end of period                     $ 299,607       $ 690,331
                                                             =========       =========


        See accompanying Notes to the Consolidated Financial Statements.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Newbridge Networks Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. These accounting principles are also generally accepted in the United States ("U.S. GAAP") in all material respects except for the disclosure of certain supplementary measures of net earnings and earnings per share as disclosed in Note 2, the accounting for purchased research and development in process, as disclosed in Note 4, the inclusion of certain asset impairments in restructuring costs, as disclosed in Note 6, and the method of calculation of earnings per share, as disclosed in Note 9.

Under U.S. GAAP the inventory write-down disclosed in Note 3 would be included in cost of sales and the compensation associated with acquisitions and management severance disclosed in Notes 4 and 5 would be included in selling, general and administrative expenses and research and development in the Statement of Earnings.

In the opinion of Management, the unaudited interim consolidated financial statements reflect all normal and recurring adjustments considered necessary for fair presentation.

The results of operations for the third fiscal quarter and three fiscal quarters ended January 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2000.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

2.  Supplementary Measure of Net Earnings and Earnings Per Share

Management uses supplementary measures of net earnings and earnings per share to evaluate the financial performance of the Company. These supplementary measures are derived from the net earnings and earnings per share disclosed in these Consolidated Financial Statements except for the impact of items related to acquisitions, divestitures and non-recurring gains and charges. The supplementary measures of net earnings and earnings per share are as follows:

                                               Fiscal quarters ended       Three fiscal quarters ended
                                            ---------------------------   -----------------------------
                                            January 30,    January 31,     January 30,     January 31,
                                                2000           1999            2000            1999
                                              ---------      ---------       ---------       ---------
Net earnings (loss)                           $(274,646)     $ 120,119       $  74,349       $ 208,953
                                              ---------      ---------       ---------       ---------
Adjustments:
  Amortization of acquired intangibles
   Purchased research and
     development in process                      40,475             --          56,617              --
   Goodwill                                      16,922            821          26,992           2,616
   Acquired technology                            1,876             --           2,159              --
   Other                                          1,278             --           1,371              --
                                              ---------      ---------       ---------       ---------
                                                 60,551            821          87,139           2,616
  Compensation associated with
     acquisitions                                23,651             --          33,879              --
  Inventory write down                           50,435             --          50,435              --
  Management severance                           14,529             --          14,529              --
  Restructuring costs                            73,805             --          73,805          44,460
  Global service outsourcing                     23,187             --          23,187              --
  Net gain (loss) on investments                137,985       (116,182)       (335,202)       (183,034)
  Net tax impact                                (75,592)        42,223          80,979          58,873
                                              ---------      ---------       ---------       ---------
 Total adjustments to net earnings              308,551        (73,138)         28,751         (77,085)
                                              ---------      ---------       ---------       ---------
 Supplementary measure of net earnings        $  33,905      $  46,981       $ 103,100       $ 131,868
                                              =========      =========       =========       =========
Supplementary measure of earnings per share
   Basic                                      $    0.19      $    0.26       $    0.57       $    0.73
   Fully diluted                              $    0.19      $    0.26       $    0.57       $    0.73
  Weighted average number of shares
   Basic                                        181,406        177,596         180,889         176,814
   Fully diluted                                181,406        177,596         180,889         176,814

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

3.  Inventory Write-down

The Company recorded an inventory write-down of $50,435,000 during the third quarter of fiscal 2000 on excess inventory levels of certain products and components. The Company's management wrote this inventory down to the lower of cost and net realizable value, based upon a reevaluation of future demand for the Company's products in light of certain strategic decisions. These decisions included a narrowing of the Company's product portfolio and a reallocation of sales, marketing and development resources toward the Company's higher growth Asynchronous Transfer Mode and Internet Protocol ("ATM+IP") and broadband access product offerings.

4.  Acquisitions of Subsidiaries

In December 1999, the Company acquired Stanford Telecommunications Inc. ("Stanford Telecom"), a leading supplier of broadband wireless technology and products based in Sunnyvale, California. The Company acquired all of the outstanding common stock of Stanford Telecom for total cash consideration of US$466,518,000 (Cdn$689,910,000): including acquisition related costs. The total cash consideration excludes proceeds received from the divestiture of certain divisions of Stanford Telecom that are unrelated to the Company's core business. The acquisition has been accounted for using the purchase method of accounting. Allocation of the aggregate purchase price was as follows:


 Cash and cash equivalents                                       $284,024
 Net liabilities                                                 (13,662)
                                                                 --------

 Net tangible assets acquired                                     270,362
 Intangible assets acquired
  Purchased research and
   development in process                                          81,238
  Acquired technology                                              25,199
  Patents                                                          40,723
  Goodwill                                                        272,388
                                                                 --------

 Total purchase price                                            $689,910
                                                                 ========

The goodwill, patents and completed technology assets are being amortized on a straight line basis over their estimated useful lives ranging from three to five years. Under Canadian GAAP, the purchased research and development in process asset is being amortized straight line over its expected useful life of six months. Under U.S. GAAP, purchased research and development in process would have been written off at the time of acquisition.

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

As part of the purchase agreement, the Company also agreed to make future payments to participating Northchurch employees of approximately US$62,357,000 (Cdn$91,891,000) over a period up to eighteen months after the acquisition in exchange for the employees' continued employment services during that period. The deferred compensation expense associated with the Company's obligation to make these payments is being amortized on a straight line basis over the related eighteen month employment period. Accordingly, the Company recorded amortization of the deferred compensation associated with the acquisition of $15,052,000 in the third quarter of fiscal 2000 and $25,280,000 in the first nine months of fiscal 2000. The current portion of deferred compensation expense was $45,945,000 as at January 30, 2000.

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

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

The Company recorded compensation associated with the acquisition of $8,599,000 in the third quarter of fiscal 2000 as a result of TimeStep having achieved certain specified financial performance targets included as part of the purchase agreement. Under the terms of the purchase agreement, participating employees of TimeStep may receive additional compensation associated with the acquisition of $16,400,000. The additional compensation is contingent upon TimeStep further achieving certain specified financial performance targets and is payable at various dates ending in August 2001.

Intangible assets acquired on the acquisitions of Stanford Telecom, Northchurch and TimeStep and related accumulated amortization are as follows:


                                                                   January 30,
                                                                     2000
                                                                    --------
Purchased research and
 development in process                                            $135,667
Acquired technology                                                  35,385
Patents                                                              40,723
Other                                                                 5,611
                                                                   --------
                                                                    217,386

 Accumulated amortization                                          (60,147)
 Foreign exchange adjustment                                        (3,040)
                                                                     ------

                                                                   $154,199
                                                                    =======


5.  Management Severance

The Company incurred severance costs of $14,529,000 during the third quarter of fiscal 2000 associated with replacing ten members of its senior management team.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

6.  Restructuring Costs

Restructuring costs were comprised of the following:


                                               Fiscal quarters ended     Three fiscal quarters ended
                                             -------------------------   ---------------------------
                                             January 30,   January 31,   January 30,    January 31,
                                                2000          1999          2000           1999
                                             -----------   -----------   -----------   ------------
  Restructuring programs, November 1999          $73,805         $  --        $73,805        $    --
  Layer 2 Switching End of Life                       --            --             --         37,928
  Asia Pacific Resources Relocation                   --            --             --          6,532
                                             -----------   -----------        -------   ------------

                                                 $73,805         $  --        $73,805        $44,460
                                             ===========   ===========        =======   ============

In November 1999, the Company announced strategic and operational plans designed to leverage its core competencies, particularly its product portfolio, to increase shareholder value. Management reviewed the functional organizations' resource requirements and approaches to service delivery and committed the Company to a restructuring plan targeted at reducing operating costs, streamlining operations and realigning research and development efforts with the Company's higher growth product offerings. The principal activities committed to during the third quarter of fiscal 2000 included an overall reduction in the employment level, closure of a research and development facility and a manufacturing facility in Europe, and a reduction in the number of sales offices throughout Europe and the United States. The components of restructuring costs of $73,805,000 were as follows:


Asset impairment losses
   Accounts receivable                                                    $24,188
   Property, plant and equipment                                            4,748
                                                                          -------
                                                                           28,936
                                                                          -------
 Provision for restructuring
   Reduction in workforce                                                  29,214
   Reduction in facilities                                                 11,387
   Other restructuring costs                                                4,268
                                                                          -------
                                                                           44,869
                                                                          -------
 Restructuring costs                                                      $73,805
                                                                          =======

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

Impairment losses associated with accounts receivable were recorded to the extent that the net book value of these assets, including related reserves, exceeded their fair value. Fair value was determined by establishing the estimated net realizable value to the Company of the underlying assets. Substantially all of the net book value of the property, plant and equipment affected by the restructuring programs were reflected as asset impairment losses since the Company expects that the proceeds of disposition of these assets will approximate the costs of disposal. The Company anticipates that assets impaired as a result of the restructuring programs will be disposed of by the end of the first quarter of fiscal 2001.

The provision for restructuring and the related spending on restructuring activities during the third quarter of fiscal 2000 is as follows:


                                     Reduction in      Reduction          Other
                                      Work Force     in Facilities    Restructuring      Total
 Provision recorded upon
  commitment to the
  restructuring plan                     $ 29,214          $11,387          $ 4,268    $ 44,869

 Incurred in the fiscal quarter
  ended January 30, 2000                  (17,904)          (5,879)          (1,192)    (24,975)
                                         --------          -------          -------    --------
 Provision at January 30, 2000           $ 11,310          $ 5,508          $ 3,076    $ 19,894
                                         ========          =======          =======    ========

The provision for restructuring is reflected in accrued liabilities at January 30, 2000.

The provision for the reduction in work force included severance, related medical and other benefits, and other obligations to employees. The provision includes termination benefits for 761 employees. The work force reductions occurred in all geographic regions and throughout all functional areas of the Company. The Company anticipates that the remaining costs associated with the work force reductions will be substantially paid by the end of fiscal 2000.

The provision for the reduction in facilities comprises lease payments and fixed costs associated with the closure of facilities in Europe and the United States. The Company expects to complete these facilities closures by the end of the first quarter of fiscal 2001.

The provision for other restructuring costs comprises the costs of terminating certain contracts associated with projects that were discontinued as a result of the restructuring plan in addition to consulting costs associated with establishing termination benefits for employees and various other direct incremental costs associated with the restructuring plan.

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

Customer obligations related to the cost to the Company of acquiring products from third parties and providing them to customers in order to meet the Company's commitments with respect to providing certain network functionality. The Company fulfilled its obligations to customers during fiscal 1999.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge for relocation of $6,532,000 and the related costs incurred are as follows:


                                                Reduction in      Reduction        Other
                                                Work Force     in Facilities   Relocation  Total
 Provision recorded upon
  adoption of the
  relocation plan                                $3,407         $  2,600        $ 525    $ 6,532

 Incurred in the fiscal year
  ended May 2, 1999                                (690)              --         (525)    (1,215)
                                                 ------         --------     --------    -------
       Provision at May 2, 1999                  $2,717         $  2,600     $     --    $ 5,317

 Incurred in the fiscal quarter
  ended August 1, 1999                             (755)              --           --       (755)

       Incurred in the fiscal quarter
  ended October 31, 1999                           (922)              --           --       (922)

 Incurred in the fiscal quarter
  ended January 30, 2000                           (108)              --           --       (108)
                                                 ------         --------     --------    -------
 Provision at January 30, 2000                   $  932         $  2,600     $     --    $ 3,532
                                                 ======         ========     ========    =======

The provision for workforce terminations reflects the accrual of involuntary termination benefits for 27 employees. The provision for reduction in facilities comprises lease cancellation penalties associated with relocating facilities to Hong Kong and Malaysia. Other relocation costs consist of direct incremental costs associated with the relocation. The balance of the provision for Asia Pacific resources relocation is reflected in accrued liabilities at January 30, 2000 and May 2, 1999. The relocation program will be completed by April 30, 2000.

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
                                                   =======       =======   =======

Asset impairment losses relate to assets affected by the Company's restructuring plan that could not be deployed within the streamlined organizations or elsewhere within the Company. Impairment losses were recorded to the extent the net book value of these assets, including related reserves, exceeded the estimated net realizable value of the underlying assets. Substantially all of the net book values of the inventory and property, plant and equipment affected by the restructuring programs were reflected as asset impairment losses since the Company estimates that the proceeds of disposition of these assets will approximate the costs of disposal. These asset impairment losses will reduce amortization expense in fiscal 2000 by approximately $11,700,000. The assets impaired as a result of the restructuring programs are expected to be disposed of by the end of fiscal 2000.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

The provision for restructuring and the related spending on the programs instituted to streamline the sales and support organizations as well as the marketing and product development organizations to the end of the third quarter of fiscal 2000 is as follows:


                                     Reduction in      Reduction          Other
                                      Work Force     in Facilities    Restructuring      Total
 Provision recorded upon
  formulation of the
  restructuring plan                      $15,022          $ 6,627           $1,824    $ 23,473

 Incurred in the fiscal quarter
  ended August 1, 1999                     (7,765)          (2,815)            (658)    (11,238)

 Incurred in the fiscal quarter
  ended October 31, 1999                   (3,631)          (2,513)            (726)     (6,870)

 Incurred in the fiscal quarter
  ended January 30, 2000                   (1,631)            (627)             (24)     (2,282)
                                          -------          -------           ------    --------
 Provision at January 30, 2000            $ 1,995          $   672           $  416    $  3,083
                                          =======          =======           ======    ========

The provision for restructuring is reflected in accrued liabilities at January 30, 2000 and May 2, 1999.

The provision for the reduction in work force included severance, related medical and other benefits, and other obligations to employees. The provision includes termination benefits for 137 employees. The work force reductions will occur in Japan, Russia and various other countries. The remaining costs associated with the work force reductions will be paid in the fourth quarter of fiscal 2000.

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

In accordance with Canadian GAAP, impairments to accounts receivable and inventory attributable to restructuring activities have been included in restructuring costs. Under U.S. GAAP, impairments to accounts receivable and inventory attributable to restructuring activities would be included in the calculation of gross margin. In accordance with U.S. GAAP, the calculation of gross margin would have included restructuring costs of $24,188,000 for the quarter and first nine months ended January 30, 2000 and $30,690,000 for the first nine months ended November 1, 1998.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

7.  Global Service Outsourcing

In November 1999, the Company made the decision to outsource global customer service as part of its efforts to reduce operating costs. During the third quarter of fiscal 2000 the Company signed a letter of intent with International Business Machines Corporation ("IBM") for the global supply of field services to its customers and commenced implementing the detailed operating model agreed to with IBM. The Company expects to finalize its agreement with IBM for the supply of global services and complete implementation of the operating model early in fiscal 2001. As a result of the service outsourcing initiative, the Company has identified certain assets which are currently not required and are being held for disposal, and recorded costs associated with the project of $23,187,000 comprised of the following:


 Fixed asset impairment losses                                        $12,617
 Consulting fees                                                        7,846
 Implementation costs                                                   2,411
 Other outsourcing costs                                                  313
                                                                      -------
                                                                      $23,187
                                                                      =======


Impairment losses were recorded to the extent the net book value of these assets exceeded their estimated net realizable value. All of the net book values of the fixed assets affected by the outsourcing were reflected as impairment losses since the Company expects the net realizable value of these assets to be nil. The Company anticipates that assets impaired as a result of the outsourcing program will be disposed of by the end of fiscal 2000.

Consulting fees associated with the outsourcing initiative relate to project management services provided to the Company by a third party consultant to assist the Company in consolidating and outsourcing support functions to IBM. Implementation costs relate to charges from IBM for implementing regional operating models in anticipation of signing a global service supply agreement with the Company.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                   (Unaudited)

  8.  Net Gain (Loss) on Investments
                                            Fiscal quarters ended       Three fiscal quarters ended
                                         ---------------------------   -----------------------------
                                         January 30,    January 31,     January 30,     January 31,
                                                2000           1999            2000            1999
                                           ---------       --------       ---------        --------

  Juniper Networks Inc.                    $      --       $     --       $ 464,756        $     --
  Cambrian Systems Corporation                 8,606        128,893          15,716         128,893
  nCipher Corporation Limited                  8,051             --           8,051              --
  Vienna Systems Corporation                   2,496         15,846           2,496          15,846
  Advanced Computer Communications            13,301             --          13,301         128,336
  Other divestitures                             594             --           1,915              --
  West End Systems Corp.                          --        (19,994)             --         (33,521)
  Investment impairment write downs         (171,033)        (8,563)       (171,033)        (56,520)
                                           ---------       --------       ---------        --------

                                           $(137,985)      $116,182       $ 335,202        $183,034
                                           =========       ========       =========        ========

In January 2000, the Company sold its minority ownership position in nCipher Corporation Limited for cash proceeds of US$6,329,000 (Cdn$9,166,000).

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

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Nortel for cash proceeds of US$106,446,000 (Cdn$162,874,000). The proceeds included earn-out payments of US$12,707,000 (Cdn$18,571,000) received by the Company as a result of certain specified financial performance targets being met by Cambrian. The Company received earn-out payments in fiscal 2000 totaling US$10,772,000 (Cdn$15,716,000).

In December 1998, the Company sold its minority ownership position in Vienna Systems Corporation to Nokia Corporation for cash proceeds of $39,716,000.

In October 1998, the Company completed the sale of its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of US$167,319,000 (Cdn$258,308,000). In January 2000, the Company recorded an additional gain of $13,301,000 attributable to the fulfillment of its obligations to make certain volume purchases from ACC as part of the divestiture agreement. ACC's results of operations were consolidated with the Company's results for the first six months of fiscal 1999 ended November 1, 1998. The results of operations and the financial position of ACC were not significant relative to the Company's consolidated results of operations and financial position for all periods presented.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                   (Unaudited)

In February 1999, West End Systems Corp., a manufacturer of access and transmission products for the communications and cable television industries, filed an assignment in bankruptcy under the Canadian Bankruptcy and Insolvency Act. As a result, the Company recorded losses related to the Company's minority ownership position in West End Systems Corp. and unsecured trade accounts outstanding.

As a result of the financial performance of four investee companies, the Company recorded investment impairment write downs of $171,033,000 in the third quarter of fiscal 2000. The write downs relate to the Company's minority ownership positions and loan advances with the investee companies. Substantially all of the write downs are attributable to three investee companies that are investigating all strategic options to enable the continuing viability of their operations including searching for potential acquirors and alternative sources of financing. The Company established fair value for its investment in these investee companies by assessing the potential cash flows the Company expects to receive from these investments.

In the first nine months of fiscal 1999, the Company recorded investment impairment write downs of $56,520,000 attributable to the financial performance of certain investee companies as well as deteriorating economic conditions in certain geographic regions. Investment impairment write downs in the first nine months of fiscal 1999 included $17,247,000 related to the carrying value of the Company's investment in a subsidiary company that developed packet voice technology and network access products. The Company also divested its ownership position in a Brazilian subsidiary and recognized a loss of $14,902,000 associated with the carrying value of its investment and related disposition costs. As a result of deteriorating economic conditions in Russia, the Company recognized a loss of $11,449,000 attributable to its investment in a joint venture in that country. The Company recorded investment impairments of $12,922,000 in the first nine months of fiscal 1999 as a result of the deteriorating financial condition of three investee companies.

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

                                             Fiscal quarters ended      Three fiscal quarters ended
                                           --------------------------   ----------------------------
                                           January 30,    January 31,    January 30,    January 31,
                                               2000          1999           2000            1999
                                             --------      --------      ---------        --------

Net earnings (loss), as reported
 under Canadian GAAP                         $(274,646)      $120,119      $  74,349        $208,953

Add back:
 Amortization of purchased research
  and development in process (Note 2)           40,475             --         56,617              --

Less:
 Write off of purchased research and
  development in process (Note 4)              (81,238)            --       (135,667)             --
                                             ---------       --------      ---------        --------

Net earnings (loss), U.S. GAAP               $(315,409)      $120,119      $  (4,701)       $208,953
                                             =========       ========      =========        ========

Earnings (loss) per share
     Basic                                   $   (1.74)      $   0.68      $   (0.03)       $   1.18
     Diluted                                 $   (1.74)      $   0.66      $   (0.03)       $   1.18

Weighted average number of shares
     Basic                                     181,406        177,596        180,889         176,814
     Diluted                                   181,406        182,030        180,889         176,814

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

                                              Fiscal quarters ended       Three fiscal quarters ended
                                           ---------------------------   -----------------------------
                                           January 30,    January 31,     January 30,     January 31,
                                               2000           1999            2000            1999
                                             ---------      ---------      ----------      ----------
North and South America
  Sales                                      $ 229,708      $ 201,135      $  632,633      $  580,744
  Cost of sales and expenses                   124,534        104,275         365,505         291,639
                                             ---------      ---------      ----------      ----------
  Operating contribution                       105,174         96,860         267,128         289,105
                                             ---------      ---------      ----------      ----------
Europe, Middle East and Africa
  Sales                                      $ 185,580      $ 151,017      $  572,667      $  427,816
  Cost of sales and expenses                   104,769         78,263         296,960         215,893
                                             ---------      ---------      ----------      ----------
  Operating contribution                        80,811         72,754         275,707         211,923
                                             ---------      ---------      ----------      ----------
Asia Pacific
  Sales                                      $  78,597      $  64,239      $  182,705      $  185,045
  Cost of sales and expenses                    36,320         34,498          89,931          97,706
                                             ---------      ---------      ----------      ----------
  Operating contribution                        42,277         29,741          92,774          87,339
                                             ---------      ---------      ----------      ----------
Corporate
  Sales                                      $  26,745      $  34,362      $  108,539      $  139,985
  Cost of sales and expenses                   191,191        165,747         570,371         537,998
                                             ---------      ---------      ----------      ----------
  Operating contribution                      (164,446)      (131,385)       (461,832)       (398,013)
                                             ---------      ---------      ----------      ----------
Total
  Sales                                      $ 520,630      $ 450,753      $1,496,544      $1,333,590
  Cost of sales and expenses                   456,814        382,783       1,322,767       1,143,236
                                             ---------      ---------      ----------      ----------
  Operating contribution                        63,816         67,970         173,777         190,354
  Inventory write-down                         (50,435)            --         (50,435)             --
  Acquisition related costs                    (84,202)          (821)       (121,018)         (2,616)
  Restructuring and outsourcing costs         (111,521)            --        (111,521)        (44,460)
                                             ---------      ---------      ----------      ----------
  Income from operations                      (182,342)        67,149        (109,197)        143,278
  Net gain on investments                     (137,985)       116,182         335,202         183,034
  Net interest and other                       (14,535)           (42)        (22,606)         (4,793)
  Provision for income taxes                    61,054        (62,019)       (125,575)       (112,841)
  Non-controlling interest                        (838)        (1,151)         (3,475)            275
                                             ---------      ---------      ----------      ----------
  Net earnings                               $(274,646)     $ 120,119      $   74,349      $  208,953
                                             =========      =========      ==========      ==========

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

                                              Fiscal quarters ended      Three fiscal quarters ended
                                           ---------------------------   ----------------------------
                                           January 30,    January 31,     January 30,    January 31,
                                              2000           1999            2000            1999
                                           ---------       --------       ---------      ----------

 Comprehensive income for the period:

  Net earnings (loss)                        $(274,646)      $120,119        $ 74,349        $208,953
  Other comprehensive income:
    Foreign currency translation
     adjustment                                (18,920)       (21,631)        (22,676)         28,578
                                             ---------       --------        --------        --------

  Comprehensive income (loss)                $(293,566)      $ 98,488        $ 51,673        $237,531
                                             =========       ========        ========        ========

12.  Inventories

                                                                          January 30,          May 2,
                                                                            2000                1999
                                                                           ------              ------

   Finished goods                                                            $178,545        $118,251
   Work in process                                                             23,005          27,807
   Raw materials                                                              124,575          64,228
                                                                             --------        --------

                                                                             $326,125        $210,286
                                                                             ========        ========

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                   (Unaudited)

13.  Goodwill
                                                                January 30,
                                                                   2000
                                                                -----------

      Goodwill, beginning of the period                            $ 40,022
      Additions associated with acquisitions                        438,384
      Amortization                                                  (23,366)
      Foreign exchange adjustment                                    (5,611)
                                                                -----------

      Goodwill, end of the period                                  $449,429
                                                                   ========

      Accumulated goodwill amortization                            $ 30,497
                                                                   ========

14.  Other Assets
                                                     January 30,     May 2,
                                                        2000         1999
                                                     ----------     ------

      Long term investments
       Accounted for by the equity method            $ 38,900      $ 29,236
       Accounted for by the cost method               207,300       161,901
                                                     --------      --------

                                                      246,200       191,137
      Long term deferred compensation                  20,069            --
      Other Assets                                     34,326        32,370
                                                     --------      --------

                                                     $300,595      $223,507
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

Long term deferred compensation relates to the Company's acquisition of Northchurch Communications during fiscal 2000 (Note 3).

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

On November 18, 1999, after a lengthy trial of certain of the Company's defenses, the jury ruled against the Company. This ruling set damages at US$9,590,000. The trial of the balance of the Company's defenses is expected to be held before the United States District Court Judge sometime after the end of the fiscal year. Until this trial is completed there will be no final judgement entered against the Company. If the Judge finds for the Company at this subsequent trial, the jury's verdict could be partially or completely overturned. The Company also believes that it has strong grounds for an appeal, should one become necessary. Because the action is still pending before the Court and the final outcome is not certain, no provision for any liability resulting upon final adjudication has been made in the Consolidated Financial Statements.

Brian Jervis was Executive Vice President, Switching Products, with Newbridge from October 1998 through November 2, 1999. A written Employment Agreement dated October 6, 1998 was signed between Newbridge and Mr. Jervis. In January 2000, Mr. Jervis filed a Statement of Claim against Newbridge claiming damages for breach of contract, wrongful dismissal and breach of fiduciary duty totaling $15,000,000. The claim bearing Court File No. 00-CV-12680 will be heard by the Ontario Superior Court of Justice.

16.  Uncertainty Due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information that uses year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                         NEWBRIDGE NETWORKS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (Canadian dollars, tabular amounts in thousands except per share data)
                                   (Unaudited)

17.  Subsequent Event

In February 2000, the Company announced that it had entered into a Merger Agreement with Alcatel, a leader in end-to-end voice and data communications solutions systems headquartered in Paris, France. Under the terms of the agreement, the Company's shareholders will be asked to approve a Plan of Arrangement through which the authorized share capital of Newbridge will be reorganized by creating a new class of shares to be designated as Exchangeable Shares. Holders of common shares of Newbridge will receive 0.81 Exchangeable Shares (the "Exchange Ratio") for each common share of Newbridge held. At the option of the shareholder, as part of the Plan of Arrangement each Exchangeable Share resulting from the change of Newbridge common shares into Exchangeable Shares may be retained by the holder or else each Exchangeable Share will be simultaneously exchanged for one American Depository Share (ADS) of Alcatel. Thereafter, each Exchangeable Share will be exchangeable at any time at the option of the holder. Each Newbridge option granted under any of the Newbridge stock option plans will be replaced with an option to acquire the number of Alcatel ADS equal to the Exchange Ratio multiplied by the number of common shares of Newbridge that may be purchased as if such original Newbridge option were exercisable and exercised immediately prior to the effective date of the Plan of Arrangement. The merger is expected to be accounted forby Alcatel as a pooling-of-interests under French generally accepted accounting principles, is subject to Newbridge and Alcatel shareholder approval and standard regulatory approvals, and is expected to close during the first quarter of fiscal 2001. In the event the merger is not completed, the Company's results of operations and common share price could be materially adversely affected.

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

Recent Developments

In February 2000, the Company announced that it had entered into a Merger Agreement with Alcatel, a leader in end-to-end voice and data communications solutions systems headquartered in Paris, France. Under the terms of the agreement, the Company's shareholders will be asked to approve a Plan of Arrangement through which the authorized share capital of Newbridge will be reorganized by creating a new class of shares to be designated as Exchangeable Shares. Holders of common shares of Newbridge will receive 0.81 Exchangeable Shares (the "Exchange Ratio") for each common share of Newbridge held. At the option of the shareholder, as part of the Plan of Arrangement each Exchangeable Share resulting from the change of Newbridge common shares into Exchangeable Shares may be retained by the holder or else each Exchangeable Share will be simultaneously exchanged for one American Depositary Share (ADS) of Alcatel. Thereafter, each Exchangeable Share will be exchangeable at any time at the option of the holder. Each Newbridge option granted under any of the Newbridge stock option plans will be replaced with an option to acquire the number of Alcatel ADS equal to the Exchange Ratio multiplied by the number of common shares of Newbridge that may be purchased as if such original Newbridge option were exercisable and exercised immediately prior to the effective date of the Plan of Arrangement. The merger is expected to be accounted for by Alcatel as a pooling-of-interests under French generally accepted accounting principles, is subject to Newbridge and Alcatel shareholder approval and standard regulatory approvals, and is expected to close during the first quarter of fiscal 2001. In the event the merger is not completed, the Company's financial position, results of operations and common share price could be materially adversely affected.

In December 1999, the Company acquired Stanford Telecommunications Inc. "Stanford Telecom", a leading supplier of broadband wireless technology and products based in Sunnyvale, California. The Company acquired all of the outstanding common stock of Stanford Telecom for total cash consideration of US$466,518,000 (Cdn$689,910,000): including acquisition related costs. The total cash consideration excludes proceeds received from the divestiture of certain divisions of Stanford Telecom that are unrelated to the Company's core business. The acquisition has been accounted for using the purchase method of accounting. Allocation of the aggregate purchase price was as follows:

 Cash and cash equivalents         $284,024
 Net liabilities                    (13,662)
                                   --------

 Net tangible assets acquired       270,362
 Intangible assets acquired
  Purchased research and
   development in process            81,238
  Acquired technology                25,199
  Patents                            40,723
  Goodwill                          272,388
                                   --------

 Total purchase price              $689,910
                                   ========

The goodwill, patents and completed technology assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to five years. Under Canadian GAAP, the purchased research and development in process asset is being amortized straight line over its expected useful life of six months. Under U.S. GAAP, purchased research and development in process would have been written off at the time of acquisition.

In August 1999, the Company acquired Northchurch Communications Inc. ("Northchurch"), a privately held developer of Internet Protocol (IP) edge routers for service providers. Northchurch is based in Andover, Massachusetts. The Company held a minority equity interest of 34% in Northchurch before acquiring all of the remaining outstanding shares of Northchurch for total cash consideration of US$82,560,000 (Cdn$123,022,000) including acquisition related costs. The acquisition has been accounted for using the purchase method of accounting. The majority of the aggregate purchase price was allocated to goodwill (Cdn$90,062,000) and purchased research and development in process (Cdn$42,420,000) with the balance of the purchase price allocated to the net liabilities assumed on the acquisition. The goodwill is being amortized on a straight line basis over its estimated useful life of five years. Under Canadian GAAP, the purchased research and development in process asset is being amortized straight line over its expected useful life of six months. Under U.S. GAAP, purchased research and development in process would have been written off at the time of acquisition.

As part of the purchase agreement, the Company also agreed to make future payments to participating Northchurch employees of approximately US$62,357,000 (Cdn$91,891,000) over a period up to eighteen months after the acquisition in exchange for the employees' continued employment services during that period. The deferred compensation expense associated with the Company's obligation to make these payments is being amortized on a straight-line basis over the related eighteen month employment period. Accordingly, the Company recorded amortization of the deferred compensation associated with the acquisition of $15,052,000 in the third quarter of fiscal 2000 and $25,280,000 in the first nine months of fiscal 2000. The current portion of deferred compensation expense was $45,945,000 as at January 30, 2000.

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

The Company recorded compensation associated with the acquisition of $8,599,000 in the third quarter of fiscal 2000 as a result of TimeStep having achieved certain specified financial performance targets included as part of the purchase agreement. Under the terms of the purchase agreement, participating employees of TimeStep may receive additional compensation associated with the acquisition of $16,400,000. The additional compensation is contingent upon TimeStep further achieving certain specified financial performance targets and is payable at various dates ending in August 2001.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items in the Company's Consolidated Statements of Earnings.

                                         Fiscal quarters ended  Three fiscal quarters ended
                                         ---------------------  ---------------------------
                                         Jan 30,      Jan 31,    Jan 30,         Jan 31,
                                          2000         1999       2000            1999
                                         ------       ------     -------         -------
Sales                                     100.0%       100.0%    100.0%           100.0%
Cost of sales                              46.2         41.7      44.8             41.5
Inventory write-down                        9.7           --       3.4               --
                                          -----        -----     -----            -----
Gross margin                               44.1         58.3      51.8             58.5

Expenses
 Selling, general and administrative       27.2         28.8      29.3             29.5
 Research and development                  14.3         14.4      14.2             14.7
 Amortization of acquired intangibles      11.6           --       5.8              0.2
 Compensation associated with
   acquisitions                             4.5           --       2.3               --
 Management severance                       2.8           --       1.0               --
 Restructuring costs                       14.2           --       4.9              3.3
 Global service outsourcing                 4.5           --       1.6               --
                                          -----        -----     -----            -----

Income from operations                    (35.0)        15.1      (7.3)            10.8

Interest income, net                        0.1          0.6       0.1              0.2
Net gain on investments                   (26.5)        25.8      22.4             13.7
Other expenses                             (2.9)        (0.8)     (1.6)            (0.6)
                                          -----        -----     -----            -----

Earnings before income taxes
  and non-controlling interest            (64.3)        40.7      13.6             24.1

Provision for income taxes                (11.7)        13.8       8.4              8.4

Non-controlling interest                    0.2          0.3       0.2              0.0
                                          -----        -----     -----            -----

Net earnings                              (52.8)%       26.6%      5.0 %           15.7%
                                          =====        =====     =====            =====

Sales

                            Fiscal Quarters Ended            Three Fiscal Quarters Ended
                        ---------------------------        --------------------------------
                        Jan 30,   Jan 31,      %           Jan 30,        Jan 31,      %
                         2000      1999     Increase        2000           1999     Increase
                        -------   -------   --------       --------       --------  ---------
                                        (Canadian dollars in thousands)
 Sales                  $520,630  $450,753    16%          $1,496,544     $1,333,590    12%
                        ========  ========                 ==========     ==========

The increase in sales in the third quarter and first nine months of fiscal 2000, compared to the third quarter and first nine months of fiscal 1999, was principally due to an increase in sales of products based on packet technologies for wide area network applications (WAN Packet products). Much of the growth in sales from WAN Packet products was derived from increased demand for these products in broadband access applications. This increase was partially offset by declines in revenues from circuit switched networking products and products based on packet technologies for local area network applications (LAN Packet products).

The following table illustrates, for the periods indicated, the percentage of sales that comprise each of the Company's major product lines.

                                    Fiscal quarters ended     Three fiscal quarters ended
                                   -----------------------   -----------------------------
                                         Jan 30,    Jan 31,    Jan 30,         Jan 31,
                                          2000       1999       2000            1999
                                          ----      ----        ----            ----
  WAN Packet                              78%        62%         74%             56%
  Circuit switched networking             22         37          26              41
  LAN Packet                              --          1          --               3
                                        ----       ----        ----            ----
                                         100%       100%        100%            100%
                                        ====       ====        ====            ====

Sales of WAN Packet products grew approximately 46% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 and 40% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Growth in sales of WAN Packet products was predominantly the result of increased acceptance and demand by service providers throughout the world for the Company's asynchronous transfer mode (ATM) products.

Sales of circuit switched networking products in the third quarter of fiscal 2000 declined 32% relative to sales in the third quarter of fiscal 1999 and sales for the first nine months of fiscal 2000 declined 28% relative to sales in the comparable period of fiscal 1999. Sales of these networking products have been and are expected to be subject to potential declines and quarterly variability as customers throughout the world increasingly adopt packet technologies.

The Company did not have sales of LAN Packet products in the first nine months of fiscal 2000 because the Company instituted a program in the second quarter of fiscal 1999 to discontinue the sale and development of LAN Layer 2 Switching products. Throughout fiscal 1998 and fiscal 1999 the Company experienced sharp decreases in revenue derived from products associated with the former Ungermann-Bass Networks Inc. ("UB") organization, which the Company acquired in January 1997. The Company previously restructured its activities in the LAN business, including the former UB, in the third quarter of fiscal 1998.

The Company expects the proportion of sales derived from WAN Packet products to continue to increase relative to sales derived from circuit switched networking products in fiscal 2000 when compared to fiscal 1999.

The Company sells its products to communications service providers for applications that provide a range of value-added services, such as Virtual Private Networks (VPNs), wide area network support and Internet access, and for resale to end users. Sales to service providers and enterprises as a percentage of total sales were as follows.

                              Fiscal quarters ended     Three fiscal quarters ended
                             -----------------------   -----------------------------
                              Jan 30,      Jan 31,        Jan 30,         Jan 31,
                               2000         1999           2000            1999
                               ----         ----           ----            ----
  Service providers             85%          75%           82%             74%
  Enterprises                   15           25            18              26
                              ----         ----          ----            ----
                               100%         100%          100%            100%
                              ====         ====          ====            ====

  Sales to Siemens A.G.         20%          20%           18%             16%
                              ====         ====          ====            ====

The proportion of revenue derived from service providers in the third quarter and first nine months of fiscal 2000 increased relative to the comparable periods in fiscal 1999 due to the discontinuance of sales of the Company's LAN Packet products, which largely served enterprise customers. Deliveries to original equipment manufacturers (OEMs) for service provider customers and deliveries under certain large contracts with service providers contributed significantly to sales in the third quarter and first nine months of fiscal 2000 and fiscal 1999. Sales to Siemens A.G. and subsidiaries were generally under OEM arrangements for resale to end users.

The following table sets forth, for the periods indicated, the percentage of consolidated sales derived by sales management in each of the principal geographic regions in which the Company operates. For additional geographic segment information, see Note 10 to the Consolidated Financial Statements.

                            Fiscal quarters ended     Three fiscal quarters ended
                           -----------------------   -----------------------------
                            Jan 30,      Jan 31,        Jan 30,         Jan 31,
                             2000         1999           2000            1999
                             ----         ----           ----            ----
  Americas Region             51%          52%           50%             52%
  European Region             36           34            38              33
  Asia Pacific Region         13           14            12              15
                             ---          ---           ---             ---
                             100%         100%          100%            100%
                             ===          ===           ===             ===

Because substantial portions of the Company's sales, cost of sales and other expenses are denominated in U.S. dollars and Pounds Sterling, the Company's results of operations are subject to change based on fluctuations in the rates of exchange of those currencies for the Canadian dollar. The increase in exchange rates of the Canadian dollar for the Pound Sterling and the U.S. dollar, during the third quarter and first nine months of fiscal 2000 relative to corresponding exchange rates in fiscal 1999, did not result in material variances in reported sales, cost of sales or other expenses.

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

The Company did not experience sales declines or significant mix shifts in the third quarter of fiscal 2000 related to the issue of Year 2000 date compliance.

Cost of Sales and Gross Margin

                             Fiscal quarters ended         Three fiscal quarters ended
                             ---------------------         ---------------------------
                             Jan 30,        Jan 31,        Jan 30,             Jan 31,
                              2000           1999           2000                1999
                             -------        -------        -------             -------
                                        (Canadian dollars in thousands)
 Gross margin                 $229,425      $262,791        $774,487           $779,742
                              ========      ========        ========           ========

 As % of sales                      44%           58%             52%                58%

Cost of sales consists of manufacturing costs, warranty expense and costs associated with the provision of services. The gross margin and the gross margin as a percentage of sales in the third quarter of fiscal 2000 relative to the third quarter of fiscal 1999 declined originally as of a result of the $50,435,000 inventory write-down discussed below. The gross margin as a percentage of sales in the third quarter and first nine months of fiscal 2000 relative to the third quarter and first nine months of fiscal 1999 also declined because of the decrease in the proportion of revenues derived from the Company's circuit switched networking products, which carry gross margins above the average gross margins earned on the Company's other products. Gross margins in fiscal 2000 have also declined relative to the comparable periods in fiscal 1999 due to lower average selling prices for products based on packet technologies as a result of increased competition on product pricing and increased sales into broadband access applications.

Inventory Write-down


                             Fiscal quarters ended         Three fiscal quarters ended
                             ---------------------         ---------------------------
                             Jan 30,        Jan 31,        Jan 30,             Jan 31,
                              2000           1999           2000                1999
                             ------         -------        -------             -------
                                         (Canadian dollars in thousands)
 Inventory Write-down        $50,435        $  --           $50,435             $  --
                             =======        ======          =======             =====

 As % of sales                    10%          --                 3%               --

The Company recorded an inventory write-down of $50,435,000 during the third quarter of fiscal 2000 on excess inventory levels of certain products and components. The Company's Management wrote this inventory down to the lower of cost and net realizable value, based upon a reevaluation of future demand for the Company's products in light of certain strategic decisions. These decisions included a narrowing of the Company's product portfolio and a reallocation of sales, marketing and development resources toward the Company's higher growth Asynchronous Transfer Mode and Internet Protocol ("ATM+IP") and broadband access product offerings.

Selling, General and Administrative Expenses

                                             Fiscal quarters ended            Three fiscal quarters ended
                                       ---------------------------------   ---------------------------------
                                        Jan 30,     Jan 31,     %           Jan 30,     Jan 31,      %
                                         2000        1999    Increase        2000        1999    Increase
                                       --------    --------  ---------     --------    --------  -----------
                                                           (Canadian dollars in thousands)
Selling, general and
and administrative                     $141,805    $129,630      9%        $438,455    $393,500      11%
                                       ========    ========                ========    ========

 As % of sales                               27%         29%                     29%         30%

Selling, general and administrative expenses increased in the third quarter and first nine months of fiscal 2000 relative to the third quarter and first nine months of fiscal 1999 principally as a result of increased remuneration costs associated with salary increases and sales commissions, consulting fees related to the Company's decision to outsource global customer service, increased spending on marketing programs to promote the introduction of new products, and amortization costs associated with upgrading the Company's information technology infrastructure. These costs were partially offset by the impact of cost reduction initiatives during the third quarter of fiscal 2000 and during the fourth quarter of fiscal 1999. For further discussion of these initiatives see the "Restructuring Costs" section of this report.

The decline in selling, general and administrative expenses as a percentage of sales in the third quarter and first nine months of fiscal 2000 when compared to the third quarter and first nine months of fiscal 1999 is the result of higher sales volumes combined with the impact of cost reduction initiatives taken subsequent to the third quarter of fiscal 1999. Management anticipates that selling, general and administrative expenses as a percentage of sales will decline in fiscal 2000 relative to fiscal 1999.

Research and Development
                                             Fiscal quarters ended                  Three fiscal quarters ended
                                         -----------------------------          ----------------------------------
                                          Jan 30,      Jan 31,         %         Jan 30,     Jan 31,        %
                                           2000         1999    Increase         2000        1999    Increase
                                           -------      -------          --     --------    --------    --------
                                                                 (Canadian dollars in thousands)
Gross research and
  development expenditures                 $93,999      $83,039      13%         $267,128    $253,881       5%

Investment tax credits                      (9,093)      (9,215)     (1%)         (26,868)    (28,584)     (6%)

Customer, government
  and other funding                        (8,767)      (6,733)     30%          (21,870)    (23,744)     (8%)

Net deferral of software
  development costs                        (1,900)      (1,900)      0%           (5,700)     (5,665)      1%
                                           -------      -------                  --------    --------

Net research and
  development expenses                     $74,239      $65,191      14%         $212,690    $195,888       9%
                                           =======      =======                  ========    ========

Gross expenditures
  as a % of sales                               18%          18%                       18%         19%

Recoveries as a %
  of gross expenditures                         21%          21%                       20%         23%

Net expenses as a % of sales                    14%          14%                       14%         15%

Research and development expenditures consist primarily of software and hardware engineering personnel expenses, costs associated with equipment and facilities, and subcontracted research and development costs. Gross research and development spending increased in the third quarter and first nine months of fiscal 2000 as compared to the third quarter and first nine months of fiscal 1999 primarily as a result of acquisitions (TimeStep, Stanford Telecom and Northchurch) but were also the result of increased costs associated with salary increases for engineering staff. These increases were reduced somewhat by the impact of cost reduction initiatives taken in the third quarter of fiscal 2000 and the fourth quarter of fiscal 1999. See the "Restructuring Costs" section of this report for further discussion of these initiatives.

Recoveries as a percentage of gross expenditures in the third quarter and first nine months of fiscal 2000 declined relative to the comparable periods of fiscal 1999. Management expects recoveries as a percentage of gross expenditures for fiscal 2000 to be consistent or slightly below the percentage achieved during the first nine months of fiscal 2000.

The markets for the Company's products are characterized by continuing technological change. The Company plans to increase gross research and development expenditures in fiscal 2000 relative to fiscal 1999 to address the requirements of service providers as they invest in new infrastructures to meet the challenges of growing demand for new communications services and increased competition. Gross and net expenditures as a percentage of sales for fiscal 2000 are expected to be slightly below fiscal 1999 primarily due to higher relative sales volume as the Company strives to achieve a lower cost structure.


Amortization of Acquired Intangibles

                                    Fiscal quarters ended    Three fiscal quarters ended
                                    ----------------------   ----------------------------
                                    Jan 30,        Jan 31,   Jan 30,           Jan 31,
                                     2000           1999      2000              1999
                                   -------          -----    -------           -------
Purchased research and
 development in process             $40,475        $  --       $56,617          $  --

Goodwill                             16,922            821      26,992            2,616

Acquired technology                   1,876           --         2,159             --

Other                                 1,278           --         1,371             --
                                    -------        -------     -------          -------

                                    $60,551        $   821     $87,139          $ 2,616
                                    =======        =======     =======          =======

As a % of sales                          12%             0%          6%               0%

The increase in amortization of acquired intangibles for the third quarter of fiscal 2000 relative to the third quarter of fiscal 1999 and for the first nine months of fiscal 2000 relative to the first nine months of fiscal 1999 is principally the result of the Company's recent acquisitions of Stanford Telecom ("Stanford"), Northchurch Communications Inc., TimeStep Corporation and TeraBridge Technologies Corporation ("TeraBridge"). Based on these recent acquisitions the Company expects that amortization of acquired intangibles as a percentage of sales will increase in fiscal 2000 relative to fiscal 1999.

Restructuring Costs

                                            Fiscal quarters ended      Three fiscal quarters ended
                                            ---------------------      ---------------------------
                                           January 30,  January 31,       January 30,   January 31,
                                              2000          1999             2000          1999
                                           -----------   ----------         ------        ------
Restructuring programs, November 1999        $73,805      $  --            $73,805       $  --
Layer 2 Switching End of Life                   --           --               --          37,928
Asia Pacific Resources Relocation               --           --               --           6,532
                                           -----------    ---------        -------        ------

                                             $73,805      $  --            $73,805       $44,460
                                           ===========   ===========       =======       =======

In November 1999, the Company announced strategic and operational plans designed to leverage its core competencies, particularly its product portfolio, to increase shareholder value. Management reviewed the functional organizations' resource requirements and approaches to service delivery and committed the Company to a restructuring plan targeted at reducing operating costs, streamlining operations and realigning research and development efforts with the Company's higher growth product offerings. The principal activities committed to during the third quarter of fiscal 2000 included an overall reduction in the employment level, closure of a research and development facility and a manufacturing facility in Europe, and a reduction in the number of sales offices throughout Europe and the United States. The components of restructuring costs of $73,805,000 were as follows:

  Asset impairment losses
     Accounts receivable                                $24,188
     Property, plant and equipment                        4,748
                                                         ------

                                                         28,936
                                                         ------
  Provision for restructuring
     Reduction in workforce                              29,214
     Reduction in facilities                             11,387
     Other restructuring costs                            4,268
                                                         ------

                                                         44,869
                                                         ------

  Restructuring costs                                   $73,805
                                                         ======

Impairment losses associated with accounts receivable were recorded to the extent that the net book value of these assets, including related reserves, exceeded their fair value. Fair value was determined by establishing the estimated net realizable value to the Company of the underlying assets. Substantially all of the net book value of the property, plant and equipment affected by the restructuring programs were reflected as asset impairment losses since the Company expects that the proceeds of disposition of these assets will approximate the costs of disposal. The Company anticipates that assets impaired as a result of the restructuring programs will be disposed of by the end of the first quarter of fiscal 2001.

The provision for restructuring and the related spending on restructuring activities during the third quarter of fiscal 2000 is as follows:

                                     Reduction in      Reduction          Other
                                      Work Force     in Facilities    Restructuring      Total

 Provision recorded upon
  commitment to the
  restructuring plan                     $ 29,214          $11,387          $ 4,268    $ 44,869

 Incurred in the fiscal quarter
  ended January 30, 2000                  (17,904)          (5,879)          (1,192)    (24,975)
                                         --------          -------          -------    --------

 Provision at January 30, 2000           $ 11,310          $ 5,508          $ 3,076    $ 19,894
                                         ========          =======          =======    ========

The provision for restructuring is reflected in accrued liabilities at January 30, 2000.

The provision for the reduction in work force included severance, related medical and other benefits, and other obligations to employees. The provision includes termination benefits for 761 employees. The work force reductions occurred in all geographic regions and throughout all functional areas of the Company. The Company anticipates that the remaining costs associated with the work force reductions will be substantially paid by the end of fiscal 2000.

The provision for the reduction in facilities comprises lease payments and fixed costs associated with the closure of facilities in Europe and the United States. The Company expects to complete these facilities closures by the end of the first quarter of fiscal 2001.

The provision for other restructuring costs comprises the costs of terminating certain contracts associated with projects that were discontinued as a result of the restructuring plan in addition to consulting costs associated with establishing termination benefits for employees and various other direct incremental costs associated with the restructuring plan.
In October 1998, the Company decided to discontinue the sale and development of local area network (LAN) Layer 2 Switching products as part of the enhancement of the focus on the Company's dominant and more profitable products. The Layer 2 Switching End of Life program created impairment losses associated with certain assets deployed in this business and obligations related to fulfilling previous customer commitments. The program was completed during fiscal 1999. End of life program costs of $37,928,000 were comprised of the following:

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

Customer obligations related to the cost to the Company of acquiring products from third parties and providing them to customers in order to meet the Company's commitments with respect to providing certain network functionality. The Company fulfilled its obligations to customers during fiscal 1999.

In October 1998, the Company commenced relocating certain employees and activities that support the Asia Pacific region from Kanata, Ontario to Hong Kong and Malaysia in order to provide more efficient and cost effective services to customers in that region. The charge for relocation of $6,532,000 and the related costs incurred are as follows:

                                           Reduction in      Reduction        Other
                                            Work Force     in Facilities   Relocation     Total

 Provision recorded upon
  adoption of the
  relocation plan                             $3,407           $2,600        $ 525    $ 6,532

 Incurred in the fiscal year
  ended May 2, 1999                             (690)              --         (525)    (1,215)
                                              ------     -------------   ----------    -------

 Provision at May 2, 1999                     $2,717           $2,600        $  --    $ 5,317

 Incurred in the fiscal quarter
  ended August 1, 1999                          (755)              --           --       (755)

 Incurred in the fiscal quarter
  ended October 31, 1999                        (922)              --           --       (922)

 Incurred in the fiscal quarter
  ended January 30, 2000                        (108)              --           --       (108)
                                              ------    -------------    ----------    -------

 Provision at January 30, 2000                $  932           $2,600        $  --    $ 3,532
                                              ======    =============    ==========    =======

The provision for workforce terminations reflects the accrual of involuntary termination benefits for 27 employees. The provision for reduction in facilities comprises lease cancellation penalties associated with relocating facilities to Hong Kong and Malaysia. Other relocation costs consist of direct incremental costs associated with the relocation. The balance of the provision for Asia Pacific resources relocation is reflected in accrued liabilities at January 30, 2000 and May 2, 1999.

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
                                                   =======       =======   =======

Asset impairment losses relate to assets affected by the Company's restructuring plan that could not be deployed within the streamlined organizations or elsewhere within the Company. Impairment losses were recorded to the extent the net book value of these assets, including related reserves, exceeded the estimated net realizable value of the underlying assets. Substantially all of the net book values of the inventory and property, plant and equipment affected by the restructuring programs were reflected as asset impairment losses since the Company estimates that the proceeds of disposition of these assets will approximate the costs of disposal. These asset impairment losses will reduce amortization expense in fiscal 2000 by approximately $11,700,000. The assets impaired as a result of the restructuring programs are expected to be disposed of by the end of fiscal 2000.
The provision for restructuring and the related spending on the programs instituted to streamline the sales and support organizations as well as the marketing and product development organizations to the end of the third quarter of fiscal 2000 is as follows:

                                        Reduction in      Reduction          Other
                                         Work Force     in Facilities    Restructuring      Total

 Provision recorded upon
  formulation of the
  restructuring plan                      $15,022          $ 6,627           $1,824       $ 23,473

 Incurred in the fiscal quarter
  ended August 1, 1999                     (7,765)          (2,815)            (658)       (11,238)

 Incurred in the fiscal quarter
  ended October 31, 1999                   (3,631)          (2,513)            (726)        (6,870)

 Incurred in the fiscal quarter
  ended January 30, 2000                   (1,631)            (627)             (24)        (2,282)
                                          -------          -------           ------       --------

 Provision at January 30, 2000            $ 1,995          $   672           $  416       $  3,083
                                          =======          =======           ======       ========

The provision for restructuring is reflected in accrued liabilities at January 30, 2000 and May 2, 1999.

The provision for the reduction in work force included severance, related medical and other benefits, and other obligations to employees. The provision includes termination benefits for 137 employees. The work force reductions will occur in Japan, Russia and various other countries. The remaining costs associated with the work force reductions will be paid in the fourth quarter of fiscal 2000.

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

In accordance with Canadian GAAP, impairments to accounts receivable and inventory attributable to restructuring activities have been included in restructuring costs. Under U.S. GAAP, impairments to accounts receivable and inventory attributable to restructuring activities would be included in the calculation of gross margin. In accordance with U.S. GAAP, the calculation of gross margin would have included restructuring costs of $24,188,000 for the quarter and first nine months ended January 30, 2000 and $30,690,000 for the first nine months ended November 1, 1998.

Global Service Outsourcing

In November 1999, the Company made the decision to outsource global customer service as part of its efforts to reduce operating costs. During the third quarter of fiscal 2000 the Company signed a letter of intent with International Business Machines Corporation ("IBM") for the global supply of field services to its customers and commenced implementing the detailed operating model agreed to with IBM. The Company expects to finalize its agreement with IBM for the supply of global services and complete implementation of the operating model early in fiscal 2001. As a result of the service outsourcing initiative, the Company recorded costs associated with the project of $23,187,000 comprised of the following:

     Fixed asset impairment losses                          $12,617
     Consulting fees                                          7,846
     Implementation costs                                     2,411
     Other outsourcing costs                                    313
                                                            -------

                                                            $23,187
                                                            =======

Fixed asset impairment losses relate to assets used by the Company in global customer support functions that are redundent under the operating agreement with IBM. Impairment losses were recorded to the extent the net book value of these assets exceeded their estimated net realizable value. All of the net book values of the fixed assets affected by the outsourcing were reflected as impairment losses since the Company expects the net realizable value of these assets to be nil. The Company anticipates that assets impaired as a result of the outsourcing program will be disposed of by the end of fiscal 2000.

Consulting fees associated with the outsourcing initiatives relate to project management services provided to the Company by a third party consultant to assist the Company in consolidating and outsourcing support functions to IBM. Implementation costs relate to charges from IBM for implementing regional operating models in anticipating of signing a global service supply agreement with the Company.

Net Gain (Loss) on Investments

                                            Fiscal quarters ended       Three fiscal quarters ended
                                         ---------------------------   -----------------------------
                                          January 30,    January 31,     January 30,     January 31,
                                             2000           1999            2000            1999
                                           ---------       --------       ---------        --------
  Juniper Networks Inc.                    $      --       $     --       $ 464,756        $     --
  Cambrian Systems Corporation                 8,606        128,893          15,716         128,893
  nCipher Corporation Limited                  8,051             --           8,051              --
  Vienna Systems Corporation                   2,496         15,846           2,496          15,846
  Advanced Computer Communications            13,301             --          13,301         128,336
  Other divestitures                             594             --           1,915              --
  West End Systems Corp.                          --        (19,994)             --         (33,521)
  Investment impairment write downs         (171,033)        (8,563)       (171,033)        (56,520)
                                           ---------       --------       ---------        --------

                                           $(137,985)      $116,182       $ 335,202        $183,034
                                           =========       ========       =========        ========

In January 2000, the Company sold its minority ownership position in nCipher Corporation Limited for cash proceeds of US$6,329,000 (Cdn$9,166,000).

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

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Nortel for cash proceeds of US$106,446,000 (Cdn$162,874,000)

In December 1998, the Company sold its minority ownership position in Cambrian Systems Corporation ("Cambrian") to Nortel for cash proceeds of US$106,446,000 (Cdn$162,874,000). The proceeds included earn-out payments of US$12,707,000 (Cdn$18,571,000) received by the Company as a result of certain specified financial performance targets being met by Cambrian. The Company received earn-out payments in fiscal 2000 totaling US$10,772,000 (Cdn$15,716,000).

In December 1998, the Company sold its minority ownership position in Vienna Systems Corporation to Nokia Corporation for cash proceeds of $39,716,000.

In October 1998, the Company completed the sale of its majority ownership position in Advanced Computer Communications ("ACC") to Telefonaktiebolaget LM Ericsson for cash proceeds of US$167,319,000 (Cdn$258,308,000). In January 2000, the Company recorded an additional gain of $13,301,000 attributable to the fulfillment of its obligations to make certain volume purchases from ACC as part of the divestiture agreement. ACC's results of operations were consolidated with the Company's results for the first six months of fiscal 1999 ended November 1, 1998. The results of operations and the financial position of ACC were not significant relative to the Company's consolidated results of operations and financial position for all periods presented.

In February 1999, West End Systems Corp., a manufacturer of access and transmission products for the communications and cable television industries, filed an assignment in bankruptcy under the Canadian Bankruptcy and Insolvency Act. As a result, the Company recorded losses related to the Company's minority ownership position in West End Systems Corp. and unsecured trade accounts outstanding.

As a result of the financial performance of four investee companies, the Company recorded investment impairment write downs of $171,033,000 in the third quarter of fiscal 2000. The write downs relate to the Company's minority ownership positions and loan advances with the investee companies. Substantially all of the write downs are attributable to three investee companies that are investigating all strategic options to enable the continuing viability of their operations including searching for potential acquirors and alternative sources of financing. The Company established fair value for its investment in these investee companies by assessing the potential cash flows the Company expects to receive from these investments.

In the first nine months of fiscal 1999, the Company recorded investment impairment write downs of $56,520,000 attributable to the financial performance of certain investee companies as well as deteriorating economic conditions in certain geographic regions. Investment impairment write downs in the first nine months of fiscal 1999 included $17,247,000 related to the carrying value of the Company's investment in a subsidiary company that developed packet voice technology and network access products. The Company also divested its ownership position in a Brazilian subsidiary and recognized a loss of $14,902,000 associated with the carrying value of its investment and related disposition costs. As a result of deteriorating economic conditions in Russia, the Company recognized a loss of $11,449,000 attributable to its investment in a joint venture in that country. The Company recorded investment impairments of $12,922,000 in the first nine months of fiscal 1999 as a result of the deteriorating financial condition of three investee companies.

The Company evaluates, on an ongoing basis, the value of its long term investments considering the evolution of the market segments of investee companies, any impact of deteriorating economic conditions in various countries, and any other specific information which indicates impairment of value in these investments. The Company establishes fair value of its long term investments in investee companies by referring to quoted market values or reviewing valuations implicit in recent private financing rounds. The Company also utilizes a variety of valuation techniques which include assessing potential proceeds that could be expected to be received on a disposition of the Company's investment, discounting future cash flows expected to be received from holding the investment and reviewing recent acquisitions and divestitures of companies in the industry that are comparable to the investee company.


















































Income Taxes


                                                 Fiscal Quarter Ended                           Three Fiscal Quarters Ended
                                                 --------------------                          -----------------------------
                                                  Jan 30,    Jan 31,                              Jan 30,         Jan 31,
                                                   2000      1999                                  2000            1999
                                                  ------     -------                              -------         -------
 Income tax rate                                   18%         34%                                  62%             35%
 Income tax rate, excluding items
   related to acquisitions,
   divestitures and non-recurring
   gains and charges                               30%         30%                                  30%             30%


The income tax rates for the third quarter and first nine months of fiscal 2000 vary from the rates of the comparable periods of fiscal 1999 due to the effect of income taxes on amortization of acquired intangibles, restructuring costs and net gains on investments. Excluding the impact of these items, the income tax rates reported in the third quarters and first nine months of fiscal 2000 and fiscal 1999 are consistent. The composite rates of income tax have been reduced from the statutory rates primarily as a result of the application of certain deductions related to manufacturing and processing activities and to research and development expenditures in Canada. Future changes in the composite rates of income tax will be primarily due to the relative profitability of operations and the national tax policies in each of the various countries in which the Company operates. Management believes that the composite rate of income tax will remain lower than the statutory rate because of the availability of deductions related to manufacturing and processing activities and research and development expenditures in Canada as well as other tax planning measures undertaken by the Company.

Supplementary Measure of Net Earnings and Earnings Per Share

Management uses supplementary measures of net earnings and earnings per share to evaluate the financial performance of the Company. These supplementary measures are derived from the net earnings and earnings per share disclosed in these Consolidated Financial Statements except for the impact of items related to acquisitions, divestitures and non-recurring gains and charges. The supplementary measures of net earnings and earnings per share are as follows:

                                                  Fiscal quarters ended      Three fiscal quarters ended
                                                 ------------------------   -----------------------------
                                                   Jan 30,      Jan 31,        Jan 30,         Jan 31,
                                                    2000         1999           2000            1999
                                                  ---------    ---------       -------         -------
Net earnings                                      $(274,646)   $ 120,119       $  74,349       $ 208,953
                                                    -------    ---------       ---------       ---------
Adjustments:
  Amortization of acquired intangibles
   Purchased research and
    development in process                           40,475           --          56,617              --
   Goodwill                                          16,922          821          26,992           2,616
   Other                                              3,154           --           3,530              --
                                                     ------        -----          ------           -----
                                                     60,551          821          87,139           2,616
     Inventory write-down                            50,435           --          50,435              --
  Compensation associated with
    acquisitions                                     23,651           --          33,879              --
     Management severance                            14,529           --          14,529              --
     Restructuring costs                             73,805           --          73,805          44,460
     Global service outsourcing                      23,187           --          23,187              --
  Net (gain) loss on investments                    137,985     (116,182)       (335,202)       (183,034)
  Net tax impact                                    (75,592)      42,223          80,979          58,873
                                                     ------      -------         -------         -------

 Total adjustments to net earnings                  308,551      (73,138)         28,751         (77,805)
                                                    -------       ------          ------          ------

 Supplementary measure of net earnings            $  33,905    $  46,981       $ 103,100       $ 131,148
                                                  =========    =========       =========       =========

Supplementary measure of net earnings,
 as a percent of sales                                   7%          10%              7%             10%

Supplementary measure of earnings per share

 Canadian GAAP
   Basic                                          $    0.19    $    0.26       $    0.57       $    0.73
   Fully diluted                                  $    0.19    $    0.26       $    0.57       $    0.73
  Weighted average number of shares
   Basic                                            181,406      177,596         180,889         176,814
   Fully diluted                                    181,406      177,596         180,889         176,814


The primary reason for the decline in supplementary net earnings as a percentage of sales, in the third quarter and first nine months of fiscal 2000 as compared to corresponding periods of fiscal 1999 is the decline in the gross margin as a percentage of sales. Also, other expenses have risen significantly as percentage of sales, throughout the first nine months of fiscal 2000 mainly due to higher equity losses from investee companies and an increase in financing fees.

Net Earnings

A reconciliation of the major components of the change in net earnings for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 and the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 is as follows.

                                                         Fiscal        Three fiscal
                                                     quarter ended    quarters ended
                                                     --------------   ---------------
                                                           Jan 30,           Jan 30,
                                                            2000              2000
                                                           -------           -------

Gross margin from sales increase                         $  40,739         $  95,278

(Decrease) in product gross margins
 as a percentage of sales                                  (23,670)          (50,098)

(Increase) in operating expenses                           (21,223)          (61,757)

(Increase) in net interest and other expenses              (14,493)          (17,813)

Decrease in income taxes on
supplementary net earnings                                   5,258             9,372

(Increase) in non-controlling interest                         313            (3,750)
                                                            ------            ------

(Decrease) in supplementary net earnings                   (13,076)          (28,768)

Change in items excluded from supplementary
  net earnings, net of income taxes                       (381,689)         (105,836)
                                                           -------           -------
Decrease in net earnings                                  (394,765)         (134,604)

Net earnings in comparable period of prior year            120,119           208,953
                                                           -------           -------

Net earnings                                             $(274,646)        $ (74,349)
                                                           =======         =========

FINANCIAL CONDITION

During the first nine months of fiscal 2000 ended January 30, 2000, working capital decreased from $1,243,991,000 to $612,138,000. As at January 30, 2000 the Company had $311,526,000 in cash, cash equivalents and marketable securities which represented a decrease of $568,168,000 during the first nine months of fiscal 2000. The decline relates primarily to the net cash purchase of Stanford Telecom for $405,886,000 (Note 4 to the Consolidated Financial Statements). A summary of major cash flow components by activity for the first nine months of fiscal 2000 is as follows.

                                                             Three fiscal
                                                            quarters ended
                                                            --------------
                                                               Jan 30,
                                                                2000
                                                             ---------
  Net earnings                                               $  74,349
  Add back items not affecting cash
     Amortization and other non-cash charges                  (104,477)
  (Increase) decrease in working capital,
     excluding cash and cash equivalents                       (10,206)
                                                             ---------

  Cash flow from operating activities                          (40,334)
                                                             ---------

  Net sales (purchases) of marketable securities               201,756
  Additions to property, plant and equipment                  (145,170)
  Proceeds from sale of Juniper Networks Inc.                  474,480
  Acquisition of Stanford Telecom                             (689,910)
  Acquisition of Northchurch Communications                   (123,022)
  Acquisition of TimeStep Corporation                          (85,547)
  Investment in TeraBridge Technologies                        (90,813)
  Additions to long term investments and other                (177,348)

  Cash flow from investing activities                         (635,574)

  Proceeds from stock option exercises                          35,901
  Net repayment of long term obligations                        (5,532)
                                                             ---------

  Cash flow from financing activities                           30,369
                                                             ---------

  Impact of foreign currency translation on cash                (5,094)

  Cash from acquisition of subsidiaries                        284,221
                                                             ---------

  Net cash flow during the period                           $ (366,412)
                                                           ===========

Principal components of the Company's working capital are accounts receivable, inventory, accounts payable, accrued liabilities and current income taxes payable. Accounts receivable as a proportion of revenue increased during the first nine months of fiscal 2000, due to the increase in the proportion of the accounts receivable balance represented by sales under extended credit terms. Inventory levels increased by $115,839,000 and is mainly related to high levels of components and work in process for new products that will soon be going into volume production. Management believes that the payment terms and conditions extended to the Company's customers, arrangements with the Company's suppliers, and its practices associated with the levels of inventory are consistent with practices generally prevailing in the networking industry. Accrued liabilities increased $211,363,000 during the first nine months of fiscal 2000 mainly due to accruals associated with the Stanford acquisition, the accrual of deferred compensation associated with the acquisition of Northchurch (Note 4 to the Consolidated Financial Statements), and the accrual of severance and other restructuring costs. Current income taxes payable increased by $173,991,000 during the first nine months of fiscal 2000. The increase was predominantly related to income tax liabilities associated with investment gains realized in the first nine months of fiscal 2000.

Existing short term bank credit facilities consist of operating lines of credit with certain banks in the aggregate amount of $165,631,000, primarily with banks in Canada, the United Kingdom, Chile and Argentina. At January 30, 2000, $10,609,000 was being utilized under these credit facilities.

In May 1999, the Company completed its investment in TeraBridge Technologies Corporation for a total purchase price of US$60,200,000 (Cdn$90,813,000). In August and September of 1999, the Company acquired Northchurch and TimeStep for total cash consideration of $208,569,000. In October 1999, the Company disposed of its minority interest in Juniper Networks Inc. receiving proceeds of $474,480,000 before taxes. In December 1999, the Company acquired Stanford Telecommunications Inc. ("STII") (STII: NASDAQ), a leading supplier of broadband wireless technology and products based in Sunnyvale, California. The Company acquired all of the outstanding common stock of STII for total cash consideration of US$466,518,000 (Cdn$689,910,000) including acquisition related costs. The net cash consideration included proceeds received from the divestiture of certain divisions of STII that are unrelated to the Company's core business was US$274,470,000 (Cdn$405,886,000). The acquisition has been accounted for using the purchase method of accounting (Note 4 to the Consolidated Financial Statements).

Management anticipates that the level of capital expenditures for fiscal 2000 will be slightly below the level of capital expenditures incurred in fiscal 1999. The Company intends to fund capital expenditures and investments with existing cash and cash expected to be generated from operations during fiscal 2000, supplemented as appropriate by divestitures or the issuance of shares or debt.

Management believes that the Company's liquidity in the form of existing cash resources, its credit facilities, as well as cash generated from operations and financing activities, will prove adequate to meet its operating and capital expenditure requirements through the end of fiscal 2000 and into the foreseeable future.

In February 2000, the Company announced that it had entered into a Merger Agreement with Alcatel, which is discussed in Recent Developments above. In the event the merger is not completed, the Company's financial position could be materially adversely affected due to the potential negative response from customers and investors which would negatively impact results of operations and the market value of the Company's common shares.

potential negative response from customers and investors which would negatively impact results of operations and the market value of the Company's common shares.
YEAR 2000 DATE COMPLIANCE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information that uses year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The Company acknowledged the Year 2000 transition as a serious business issue and committed to addressing the challenge of becoming Year 2000 date compliant. The Company's program ("Year 2000 Date Compliance") addressed compliance both externally, to our customers, suppliers, and other associates, and internally for the Company's systems and procedures. The Year 2000 rollover was uneventful and the program was deemed to be successfully completed on March 1, 2000 in that no business disruptions related to Year 2000 date compliance have occurred for the Company, its customers or its critical suppliers. The cost to the Company for its compliance program was less than 1% of sales and was financed within the framework of normal operating group spending budgets. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the company, including those related to customers, suppliers, or other third parties, have been fully resolved.

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

The forward exchange contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. The value of forward exchange rate contracts outstanding at January 30, 2000 for all currencies in which the Company had hedged a foreign currency exposure was $271,129,000. This represents a decrease of $91,899,000 from the value of forward exchange rate contracts outstanding at May 2, 1999 of $363,028,000. The term of all forward exchange contracts outstanding at January 30, 2000 was less than one year. The values of forward exchange rate contracts are the Canadian dollar values of the agreed upon amounts for each foreign currency that will be delivered to a third party on the agreed upon date.

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

On November 18, 1999, after a lengthy trial of certain of the Company's defenses, the jury ruled against the Company. This ruling set damages at US$9,590,000. The trial of the balance of the Company's defenses is expected to be held before the United States District Court Judge sometime after the end of the fiscal year. Until this trial is completed there will be no final judgement entered against the Company. If the Judge finds for the Company at this subsequent trial, the jury's verdict could be partially or completely overturned. The Company also believes that it has strong grounds for an appeal, should one become necessary.

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

Brian Jervis was Executive Vice President, Switching Products, with Newbridge from October 1998 through November 2, 1999. A written Employment Agreement dated October 6, 1998, was signed between Newbridge and Mr. Jervis. In January 2000, Mr. Jervis filed a Statement of Claim against Newbridge claiming damages for breach of contract, wrongful dismissal and breach of fiduciary duty totaling $15,000,000. This claim bearing Court File No. 00-CV-12680 will be heard by the Ontario Superior Court of Justice.

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

Edward P. Minshull was appointed Executive Vice President and General Manager, Americas Region replacing Giulio M. Gianturco. Mr. Minshull joined the Company in May 1999 as Vice President, Channels and Alliances in Europe. Prior to joining the Company, Mr. Minshull served in various capacities at Compaq Computer Corporation, most recently as Channel Services Director.

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


                   Exhibit 27        Financial data schedule



          b)  Reports on Form 8-K
              During the quarter of the period for which this Report is filed, the Company filed a Current Report on Form 8-K dated Novemeber 18, 1999 and a Current Report on Form 8-K dated December 17, 1999, and subsequent the Company filed a Current Report on Form 8-K dated February 23, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         NEWBRIDGE NETWORKS CORPORATION
                                  (Registrant)



Date: March 9, 2000        By:  /s/ Terence H. Matthews
                                -----------------------
                                    Terence H. Matthews,
                                    Chairman of the Board of
                                    Directors and Chief
                                    Executive Officer



Date: March 9, 2000        By:  /s/ Kenneth B. Wigglesworth
                                ---------------------------
                                    Kenneth B. Wigglesworth,
                                    Executive Vice President,Finance,
                                    Chief Financial Officer

                                 EXHIBIT INDEX





                                                                              Page No.
                                                                             ---------

     11.1      Computation of earnings per share under accounting
               principles generally accepted in Canada...........................53

     11.2      Computation of earnings per share under accounting
               principles generally accepted in the United States................54

     27        Financial data schedule...........................................55